Form 10-Q
period 2023-09-29
Veralto Corp
filed 2023-10-26
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-41770
VERALTO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		92-1941413
(State of Incorporation)		(I.R.S. Employer Identification Number)

225 Wyman Street, Suite 250		02451
Waltham,	Massachusetts
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 781-755-3655

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	VLTO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 20, 2023 was 246,308,057.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
COMBINED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	September 29, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$426	$—
Trade accounts receivable, less allowance for doubtful accounts of $36 and $34, respectively	816	816
Inventories:
Finished goods	134	145
Work in process	45	51
Raw materials	137	149
Total inventories	316	345
Prepaid expenses and other current assets	102	119
Total current assets	1,660	1,280
Property, plant and equipment, net of accumulated depreciation of $462 and $460, respectively	248	247
Other long-term assets	339	343
Goodwill	2,480	2,476
Other intangible assets, net	433	479
Total assets	$5,160	$4,825
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$354	$440
Accrued expenses and other liabilities	680	683
Total current liabilities	1,034	1,123
Other long-term liabilities	479	462
Long-term debt	2,604	—
Parent’s equity:
Preferred stock - $0.01 par value, as of September 29, 2023 and December 31, 2022, 15 million and 100 shares authorized, respectively; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, as of September 29, 2023 and December 31, 2022, 1.0 billion shares and 100 shares authorized, respectively; and 246.3 million shares and 100 shares issued and outstanding, respectively	2	—
Net Parent investment	2,021	4,189
Accumulated other comprehensive income (loss)	(985)	(954)
Total Parent’s equity	1,038	3,235
Noncontrolling interests	5	5
Total equity	1,043	3,240
Total liabilities and equity	$5,160	$4,825
See the accompanying Notes to the Combined Condensed Financial Statements.

VERALTO CORPORATION
COMBINED CONDENSED STATEMENTS OF EARNINGS
($ in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,255	$1,219	$3,733	$3,622
Cost of sales	(532)	(525)	(1,578)	(1,573)
Gross profit	723	694	2,155	2,049
Operating costs:
Selling, general and administrative expenses	(395)	(357)	(1,133)	(1,067)
Research and development expenses	(55)	(52)	(168)	(164)
Operating profit	273	285	854	818
Nonoperating income (expense):
Other income (expense), net	—	—	(14)	—
Interest expense	(5)	—	(5)	—
Earnings before income taxes	268	285	835	818
Income taxes	(63)	(67)	(196)	(189)
Net earnings	$205	$218	$639	$629
Net earnings per common share:
Basic and Diluted	$0.83	$0.89	$2.59	$2.55
Average common stock and common equivalent shares outstanding:
Basic and Diluted	246.3	246.3	246.3	246.3
See the accompanying Notes to the Combined Condensed Financial Statements.

VERALTO CORPORATION
COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net earnings	$205	$218	$639	$629
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(62)	(97)	(34)	(212)
Pension and post-retirement plan benefit adjustments	—	—	—	1
Unrealized gain on net investment hedge	3	—	3	—
Total other comprehensive income (loss), net of income taxes	(59)	(97)	(31)	(211)
Comprehensive income	$146	$121	$608	$418
See the accompanying Notes to the Combined Condensed Financial Statements.

VERALTO CORPORATION
COMBINED CONDENSED STATEMENTS OF EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent’s Equity	Noncontrolling Interests
Balance, June 30, 2023	—	$—	$4,207	$(926)	$3,281	$5
Net earnings for the period	—	—	205	—	205	—
Recapitalization	246.3	2	(2)	—	—	—
Consideration paid to Parent in connection with Separation	—	—	(2,600)	—	(2,600)	—
Net transfers to Parent	—	—	198	—	198	—
Other comprehensive income (loss)	—	—	—	(59)	(59)	—
Parent common stock-based award activity	—	—	13	—	13	—
Balance, September 29, 2023	246.3	$2	$2,021	$(985)	$1,038	$5

Balance, December 31, 2022	—	$—	$4,189	$(954)	$3,235	$5
Net earnings for the period	—	—	639	—	639	—
Recapitalization	246.3	2	(2)	—	—	—
Consideration paid to Parent in connection with Separation	—	—	(2,600)	—	(2,600)	—
Net transfers to Parent	—	—	(240)	—	(240)	—
Other comprehensive income (loss)	—	—	—	(31)	(31)	—
Parent common stock-based award activity	—	—	35	—	35	—
Balance, September 29, 2023	246.3	$2	$2,021	$(985)	$1,038	$5

	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent’s Equity	Noncontrolling Interests
Balance, July 1, 2022	$4,275	$(1,001)	$3,274	$5
Net earnings for the period	218	—	218	—
Net transfers to Parent	(214)	—	(214)	—
Other comprehensive income (loss)	—	(97)	(97)	—
Parent common stock-based award activity	8	—	8	—
Balance, September 30, 2022	$4,287	$(1,098)	$3,189	$5

Balance, December 31, 2021	$4,084	$(887)	$3,197	$4
Net earnings for the period	629	—	629	—
Net transfers to Parent	(456)	—	(456)	—
Other comprehensive income (loss)	—	(211)	(211)	—
Parent common stock-based award activity	30	—	30	—
Change in noncontrolling interests	—	—	—	1
Balance, September 30, 2022	$4,287	$(1,098)	$3,189	$5
See the accompanying Notes to the Combined Condensed Financial Statements.

VERALTO CORPORATION
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net earnings	$639	$629
Noncash items:
Depreciation	29	31
Amortization of intangible assets	36	38
Stock-based compensation expense	35	30
Impairment of equity method investment	15	—
Change in trade accounts receivable, net	(2)	(100)
Change in inventories	28	(70)
Change in trade accounts payable	(85)	(13)
Change in prepaid expenses and other assets	(1)	1
Change in accrued expenses and other liabilities	6	(13)
Net cash provided by operating activities	700	533
Cash flows from investing activities:
Cash paid for acquisitions	—	(51)
Payments for additions to property, plant and equipment	(32)	(26)
Proceeds from sales of property, plant and equipment	2	—
All other investing activities	(3)	—
Net cash used in investing activities	(33)	(77)
Cash flows from financing activities:
Net proceeds from borrowings (maturities longer than 90 days)	2,608	—
Consideration paid to Parent in connection with Separation	(2,600)	—
Net transfers to Parent	(240)	(456)
Net cash used in financing activities	(232)	(456)
Effect of exchange rate changes on cash and equivalents	(9)	—
Net change in cash and equivalents	426	—
Beginning balance of cash and equivalents	—	—
Ending balance of cash and equivalents	$426	$—
See the accompanying Notes to the Combined Condensed Financial Statements.

VERALTO CORPORATION
NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
On August 24, 2023, the Board of Directors of Danaher Corporation (“Danaher” or “Parent”) approved the separation of Danaher’s Environmental & Applied Solutions segment through the pro rata distribution of all of the issued and outstanding common stock of Veralto Corporation (“Veralto” or the “Company”) to Danaher's stockholders (the “Separation”). In connection with the Separation, on September 20, 2023, the net assets of the Veralto businesses were contributed to Veralto, a wholly-owned subsidiary of the Parent, and, as partial consideration for such contribution the Company made a cash payment to Danaher in the amount of $2.6 billion. In addition, on September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. All per share amounts in the Combined Condensed Statements of Earnings have been retroactively adjusted to give effect to this recapitalization.
Veralto’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 11, 2023. In connection with the Separation, on September 29, 2023, Danaher and Veralto entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, employee matters agreement, tax matters agreement, an intellectual property matters agreement, a Danaher Business System (“DBS”) license agreement, and a framework agreement governing certain commercial arrangements between subsidiaries of Danaher and Veralto. In accordance with the tax matters agreement, Danaher is retaining certain net tax liabilities that are subject to joint and several liability between Danaher and the Company with respect to the taxable periods (or portions thereof) ended on or prior to September 29, 2023.
Veralto completed its separation from Danaher on September 30, 2023, the first day of its fiscal fourth quarter. The Separation was completed on such date in the form of a pro rata distribution to Danaher stockholders of record on September 13, 2023 of all of the issued and outstanding shares of Veralto common stock held by Danaher. Each Danaher stockholder of record as of the close of business on September 13, 2023 received one share of Veralto common stock for every three shares of Danaher common stock held on the record date. Because September 30, 2023 was a Saturday, not a business day, the shares were credited to “street name” stockholders through the Depository Trust Company on the first trading day thereafter, October 2, 2023. Veralto’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “VLTO” on October 2, 2023.
The accompanying Combined Condensed Financial Statements present the historical financial position, results of operations, changes in Danaher’s equity and cash flows of the Veralto businesses in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out combined financial statements.
The Company has historically operated as part of Parent and not as a separate, publicly-traded company. The financial statements have been derived from Parent’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses from Parent’s corporate office to the Company and Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Parent. Related-party allocations are discussed further in Note 14.
Net Parent investment, which includes retained earnings, represents Parent’s interest in the recorded net assets of the Company. All significant transactions between the Company and Parent have been included in the accompanying Combined Condensed Financial Statements. Transactions with Parent are reflected in the accompanying Combined Condensed Statements of Changes in Equity as “Net transfers to Parent” and in the accompanying Combined Condensed Balance Sheets within “Net Parent investment.”
The Company’s unifying purpose is Safeguarding the World’s Most Vital Resources TM. Our diverse group of associates and leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality and Product Quality & Innovation. Through the Water Quality segment, the Company improves the quality and reliability of water through leading brands including Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the three and nine-months ended September 29, 2023, only cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.
All significant intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Combined Condensed Financial Statements.
The Combined Condensed Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Combined Condensed Financial Statements included herein should be read in conjunction with the Combined Financial Statements as of and for the year ended December 31, 2022 and the Notes thereto included within the Information Statement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2023 (the “Information Statement”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 29, 2023 and December 31, 2022, its results of operations for the three and nine-month periods ended September 29, 2023 and September 30, 2022 and its cash flows for each of the nine-month periods then ended.
The Combined Condensed Financial Statements may not be indicative of future performance and do not necessarily reflect what the Combined Condensed Statements of Earnings, Balance Sheets and Statements of Cash Flows would have been had the Company operated as a separate business during the periods presented.
There have been no changes to the Company’s significant accounting policies described within the Information Statement that have a material impact on the Company’s Combined Condensed Financial Statements and the related Notes.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The ASU requires that a joint venture apply a new basis of accounting upon formation in which the joint venture will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company early adopted the ASU effective September 29, 2023 on a prospective basis with no impact to the financial statements and related disclosures.
Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The cash balance presented on the Combined Condensed Balance Sheet as of September 29, 2023 of $426 million represents amounts clearly associated with Veralto related to the contribution of the Veralto businesses to the Company on September 29, 2023, as described above.
Operating Leases—As of September 29, 2023 and December 31, 2022, operating lease right-of-use assets where the Company was the lessee were $128 million and $117 million, respectively, and are included within other long-term assets in the accompanying Combined Condensed Balance Sheets.  The associated operating lease liabilities were $132 million and $123 million as of September 29, 2023 and December 31, 2022, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for good and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets as of September 29, 2023 and December 31, 2022 are prepaid expenses of $88 million and $102 million, respectively.

NOTE 2. CAPITAL STOCK AND NET EARNINGS PER COMMON SHARE
Capital Stock
Under Veralto’s amended and restated certificate of incorporation, as of September 29, 2023, Veralto’s authorized capital stock consists of 1.0 billion common shares with par value $0.01 per share and 15 million preferred shares with par value $0.01 per share. On September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. On September 30, 2023, Danaher distributed all of Veralto’s issued and outstanding common stock to Danaher’s stockholders. No preferred shares were issued or outstanding on September 29, 2023. Each share of Veralto common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Veralto’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Veralto through certain types of takeover practices.
Earnings per Common Share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares.
The total number of shares outstanding on September 29, 2023 was 246.3 million, which is being utilized for the calculation of both basic and diluted earnings per share for the three and nine-month periods ended September 29, 2023 and September 30, 2022, as no Veralto common stock equivalents were outstanding prior to September 30, 2023. In addition, because the Company was incorporated on October 26, 2022, there were no shares of the Company outstanding as of September 30, 2022.

NOTE 3. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 29, 2023 and September 30, 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$438	$162	$600
Western Europe	131	141	272
Other developed markets(b)	18	12	30
High-growth markets(c)	185	168	353
Total	$772	$483	$1,255

Revenue type:
Recurring (Consumables, services and spare parts)	$438	$306	$744
Nonrecurring (Equipment)	334	177	511
Total	$772	$483	$1,255

For the Three-Month Period Ended September 30, 2022:
Geographical region:
North America(a)	$414	$166	$580
Western Europe	116	126	242
Other developed markets(b)	15	13	28
High-growth markets(c)	196	173	369
Total	$741	$478	$1,219

Revenue type:
Recurring (Consumables, services and spare parts)	$442	$290	$732
Nonrecurring (Equipment)	299	188	487
Total	$741	$478	$1,219

	Water Quality	Product Quality & Innovation	Total
For the Nine-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$1,265	$493	$1,758
Western Europe	396	439	835
Other developed markets(b)	51	39	90
High-growth markets(c)	545	505	1,050
Total	$2,257	$1,476	$3,733

Revenue type:
Recurring (Consumables, services and spare parts)	$1,297	$913	$2,210
Nonrecurring (Equipment)	960	563	1,523
Total	$2,257	$1,476	$3,733

For the Nine-Month Period Ended September 30, 2022:
Geographical region:
North America(a)	$1,183	$505	$1,688
Western Europe	365	416	781
Other developed markets(b)	49	44	93
High-growth markets(c)	534	526	1,060
Total	$2,131	$1,491	$3,622

Revenue type:
Recurring (Consumables, services and spare parts)	$1,247	$900	$2,147
Nonrecurring (Equipment)	884	591	1,475
Total	$2,131	$1,491	$3,622
(a) The Company defines North America as the United States and Canada.
(b) The Company defines other developed markets as Japan, Australia and New Zealand.
(c) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which encompass all markets outside of the developed markets and consist of Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 29, 2023 and September 30, 2022, lease revenue was $24 million and $19 million, respectively. For the nine-month periods ended September 29, 2023 and September 30, 2022, lease revenue was $63 million and $50 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for a point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 29, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $286 million. The Company expects to recognize revenue on approximately 43% of the remaining performance obligations over the next 12 months, 35% over the subsequent 12 months, and the remainder recognized thereafter.

The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Combined Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 29, 2023 and December 31, 2022, contract liabilities were $216 million and $206 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Combined Condensed Balance Sheets. Revenue recognized during the nine-month periods ended September 29, 2023 and September 30, 2022 that was included in the opening contract liability balance was $146 million and $142 million, respectively.

NOTE 4. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments consisting of the Water Quality and Product Quality & Innovation segments. When determining the reportable segments, the Company aggregated operating segments based upon similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at combined totals.

Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales:
Water Quality	$772	$741	$2,257	$2,131
Product Quality & Innovation	483	478	1,476	1,491
Total	$1,255	$1,219	$3,733	$3,622

Operating profit:
Water Quality	$188	$185	$536	$485
Product Quality & Innovation	99	109	356	364
Other	(14)	(9)	(38)	(31)
Total	$273	$285	$854	$818

NOTE 5. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Effective tax rate	23.5%	23.5%	23.5%	23.1%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21% principally due the geographic mix of earnings described above, partially offset by net discrete benefits of $6 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 2.2% for the three-month period ended September 29, 2023.
The effective tax rate for the nine-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21% principally due the geographic mix of earnings described above, partially offset by net discrete benefits of $12 million related primarily to excess tax benefits from stock-based compensation. The net discrete benefits reduced the effective tax rate by 1.4% for the nine-month period ended September 29, 2023.
The effective tax rate for the three-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21% principally due to geographic mix of earnings described above, partially offset by net discrete benefits of $3 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. These net discrete benefits reduced the effective tax rate by 1.1% for the three-month period ended September 30, 2022.
The effective tax rate for the nine-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21% principally due the geographic mix of earnings described above, partially offset by net discrete benefits of $11 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.3% for the nine-month period ended September 30, 2022.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2022 and Note 5 to the financial statements included within the Information Statement.

NOTE 6. NONOPERATING INCOME (EXPENSE)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and were less than $1 million for the three and nine-month periods ended September 29, 2023 and September 30, 2022.
Impairment of Equity Method Investment
During the nine-month period ended September 29, 2023, the Company recorded an impairment of $15 million related to an equity method investment, which is reflected in nonoperating income (expense).

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2022	$2,476
Adjustments due to finalization of purchase price allocations	1
Foreign currency translation and other	3
Balance, September 29, 2023	$2,480
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 29, 2023	December 31, 2022
Water Quality	$1,282	$1,277
Product Quality & Innovation	1,198	1,199
Total	$2,480	$2,476
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and nine-month periods ended September 29, 2023 and September 30, 2022.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during the second and third quarters of 2023 and the second quarter of 2022 which resulted in the impairment charges of certain long-lived assets, including technology, customer relationships and trade names. The Company recorded impairment charges of $6 million for the three-month period September 29, 2023 and no impairment charges were recorded for the three-month periods ended September 30, 2022. The Company recorded impairment charges totaling $12 million and $9 million during the nine-month periods ended September 29, 2023 and September 30, 2022, respectively, related to these long-lived assets.

NOTE 8. FAIR VALUE MEASUREMENTS
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 29, 2023
	Carrying Amount	Fair Value
Long-term debt	$2,604	$2,587

As of September 29, 2023, long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 9. FINANCING
As of September 29, 2023, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

Outstanding Amount
Description and Aggregate Principal Amount	September 29, 2023
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$695
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	694
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	523
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	692
Long-term debt	$2,604
Senior Unsecured Notes
In September 2023, and in connection with the Separation, the Company issued approximately $2.1 billion aggregate principal amount of USD senior unsecured notes in three series with maturity dates ranging from 2026 through 2033 (collectively, the “U.S. Dollar Notes”). Additionally, the Company issued €500 million principal amount of senior unsecured notes (“Euro Notes”) with a maturity date of 2031.
Interest payments on the U.S. Dollar Notes are due semi-annually until maturity, with the first interest payment due in March 2024. Interest payments on the Euro Notes are due annually until maturity, with the first interest payment due in September 2024. In the event of a change in control and a related downgrade of the ratings of the U.S. Dollar Notes and Euro Notes (collectively, the "Notes") below investment grade, the indentures governing the Notes requires that the Company make an offer to each holder of the Notes to repurchase all or any part of that holder's notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest. The indentures also include a limitation on liens incurred by the Company and its wholly owned U.S. subsidiaries. The indentures do not restrict the Company or its subsidiaries from incurring indebtedness, nor does it require any financial covenants. All the covenants are subject to a number of exceptions, limitations, and qualifications.
Upon issuance, the Notes became guaranteed by Danaher. Following the completion of the Separation on September 30, 2023, Danaher was automatically and unconditionally released and discharged from all obligations under its guarantees.
The Company recorded $25 million of debt discounts and debt issuance costs related to the Notes. Debt issuance costs are presented as a reduction of debt in the Combined Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt.
The proceeds of the Notes were distributed to Danaher during September as partial consideration for the net assets contributed to Veralto in advance of the Separation on September 30, 2023.
Credit Facility
On August 31, 2023, the Company entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Credit Facility”). There were no outstanding amounts under the Credit Facility as of September 29, 2023. The Credit Facility includes an alternative currency sublimit up to an amount equal to 90% of the aggregate commitments and a $100 million swingline sublimit and provides for the issuance of swing loans.

Borrowings under the Credit Facility bear interest at the Company’s option as follows: (i) in the case of borrowings denominated in U.S. dollars, (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the Term SOFR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating); and (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Credit Agreement) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1.0%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on one-month interest period plus 1.0%) and (d) 1.0%, plus in each case the Applicable Rate (a margin of between 0.0 to 30.0 basis points, depending on the Company’s long-term debt credit rating); and (ii) in the case of borrowings denominated in euros, Alternative Currency Loans (as defined in the Credit Agreement) bear interest at EURIBOR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating). In addition, the Company is required to pay a per annum facility fee of between 8.0 and 20.0 basis points (depending on the Company’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage. The Company’s current credit rating as of September 29, 2023 is Baa1/BBB and the associated facility fee is 9.0 basis points.
The Credit Facilities contain affirmative and negative covenants customary to financings of this type that, among other things, limit the Company and its subsidiaries’ ability to incur additional liens and to make certain fundamental changes. In addition, the Credit Facilities contain a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio of 3.75:1.00 that will be tested beginning with the quarter ended on September 29, 2023. The Company intends to use the Credit Facility for liquidity support for the Company’s commercial paper programs and for general corporate purposes.
Debt issuance costs related to the credit facility were not material.

NOTE 10. HEDGING TRANSACTIONS
The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk. The Company has issued foreign currency denominated long-term debt as a partial hedge of its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. This foreign currency denominated long-term debt issuance is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of this debt instrument is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). This instrument matures in September 2031.
The following table summarizes the notional values as of September 29, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the three and nine-month periods ended September 29, 2023 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three and Nine-Month Periods Ended September 29, 2023:
Foreign currency denominated debt	$523	$523	$4	$—
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 13, as these items are attributable to the Company’s hedges of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the three and nine-month periods ended September 29, 2023. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the three and nine-month periods ended September 29, 2023, and, should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Combined Condensed Balance Sheets within Long-term debt as of September 29, 2023.

NOTE 11. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the non-U.S. noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Service cost	$(1)	$(1)	$(3)	$(4)
Interest cost	(1)	(1)	(3)	(1)
Expected return on plan assets	1	1	3	2
Amortization of net loss	—	—	—	(1)
Net periodic cost	$(1)	$(1)	$(3)	$(4)
The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses while the other cost components are presented in other income (expense), net.
Employer Contributions
During 2023, the Company’s cash contribution requirements for its pension plans are expected to be $5 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 12 of the Company’s financial statements as of and for the year ended December 31, 2022 included within the Information Statement.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of September 29, 2023 and December 31, 2022, the Company had accrued warranty liabilities of $34 million and $32 million, respectively.

NOTE 13. PARENT'S EQUITY AND STOCK-BASED COMPENSATION
For a full description of the Parent’s stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2022 included within the Information Statement. As of September 29, 2023, approximately 41 million shares of the Parent’s common stock were reserved for issuance under the Parent’s 2007 Omnibus Incentive Plan.
As a result of the Separation, accounts held by Veralto employees in the Parent’s deferred compensation programs referencing valuation of the Parent common stock were converted into accounts in Veralto deferred compensation programs referencing valuation of Veralto common stock, and with such accounts adjusted to maintain the economic value before and after the Separation date using the relative fair market value of the Parent and Veralto common stock.
In connection with the Separation, the Company adopted the 2023 Omnibus Incentive Plan (the “Stock Plan”) and outstanding equity awards of the Parent held by Veralto employees were converted into or replaced with awards of Veralto common stock under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the Separation date using the ratio of the Veralto common stock fair market value relative to the Danaher common stock fair market value prior to the Separation. The incremental stock-based compensation expense to be recorded as a result of this equity award conversion will be $12 million, with $6 million recognized after the Separation in the fourth quarter of 2023 and an additional $6 million recognized over the remaining service period. For each equity award holder, the intent was to maintain the economic value of the equity awards before and after the Separation. The terms of the equity awards, such as the award period, exercisability and vesting schedule, as applicable, generally continue unchanged. Other than converted or replacement equity awards of Veralto issued in replacement of the Parent’s restricted stock units (“RSUs”) and stock options, the terms of the converted or replacement equity awards of Veralto (e.g., vesting date and expiration date) continued unchanged.

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
RSUs/PSUs:
Pretax compensation expense	$7	$5	$19	$17
Income tax benefit	—	(1)	(1)	(3)
RSU/PSU and restricted share expense, net of income taxes	7	4	18	14
Stock options:
Pretax compensation expense	6	3	16	13
Income tax benefit	(1)	—	(3)	(2)
Stock option expense, net of income taxes	5	3	13	11
Total stock-based compensation:
Pretax compensation expense	13	8	35	30
Income tax benefit	(1)	(1)	(4)	(5)
Total stock-based compensation expense, net of income taxes	$12	$7	$31	$25
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Combined Condensed Statements of Earnings. As of September 29, 2023, $35 million of total unrecognized compensation cost related to RSUs and performance stock units (“PSUs”) is expected to be recognized over a weighted average period of approximately two years. As of September 29, 2023, $40 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to Parent’s equity. Foreign currency translation adjustments generally relate to indefinite investments in non-U.S. subsidiaries.
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended September 29, 2023
Balance, June 30, 2023	$(940)	$—	$14	$(926)
Other comprehensive income (loss):
Decrease	(62)	4	—	$(58)
Income tax impact	—	(1)	—	(1)
Net other comprehensive income (loss), net of income taxes	(62)	3	—	(59)
Balance, September 29, 2023	$(1,002)	$3	$14	$(985)

For the Three-Month Period Ended September 30, 2022:
Balance, July 1, 2022	$(983)	$—	$(18)	$(1,001)
Other comprehensive income (loss):
Decrease	(97)	—	—	(97)
Net other comprehensive income (loss), net of income taxes	(97)	—	—	(97)
Balance, September 30, 2022	$(1,080)	$—	$(18)	$(1,098)

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Comprehensive Income (Loss)
For the Nine-Month Period Ended September 29, 2023:
Balance, December 31, 2022	$(968)	$—	$14		$(954)
Other comprehensive income (loss):
Decrease	(34)	4	—		(30)
Income tax impact	—	(1)	—		(1)
Net other comprehensive income (loss), net of income taxes	(34)	3	—		(31)
Balance, September 29, 2023	$(1,002)	$3	$14		$(985)

For the Nine-Month Period Ended September 30, 2022:
Balance, December 31, 2021	$(868)	$—	$(19)		$(887)
Other comprehensive income (loss) before reclassifications:
Decrease	(212)	—	—		(212)
Income tax impact	—	—	—		—
Other comprehensive income (loss) before reclassifications, net of income taxes	(212)	—	—		(212)
Reclassification adjustments:
Increase	—	—	1	(a)	1
Reclassification adjustments, net of income taxes	—	—	1		1
Net other comprehensive income (loss), net of income taxes	(212)	—	1		(211)
Balance, September 30, 2022	$(1,080)	$—	$(18)		$(1,098)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost (refer to Notes 6 and 11 for additional details).

NOTE 14. RELATED PARTY TRANSACTIONS
The Company has historically operated as part of Parent and not as a separate, publicly traded company. Accordingly, Parent has allocated certain shared costs to the Company that are reflected as expenses in these financial statements. Management considers the allocation methodologies used by Parent to be reasonable and to appropriately reflect the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future.
Corporate Expenses
Certain corporate overhead and shared expenses incurred by Parent and its subsidiaries have been allocated to the Company and are reflected in the Combined Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Parent information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Parent benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs are allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total.
Insurance Programs Administered by Parent
In addition to the corporate allocations discussed above, the Company was allocated expenses related to certain insurance programs Parent administers on behalf of the Company, including workers compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. These amounts are allocated using various methodologies, as described below.
Included within the insurance cost allocation are allocations related to programs for which Parent is self-insured up to a certain amount. For the self-insured component, costs are allocated to the Company based on its incurred claims. Parent has premium based policies which cover amounts in excess of the self-insured retentions. The Company is allocated a portion of the total insurance cost incurred by Parent based on its pro-rata portion of Parent’s total underlying exposure base. An estimated liability relating to the Company’s known and incurred but not reported claims has been allocated to the Company and reflected on the accompanying Combined Condensed Balance Sheets.
Medical Insurance Programs Administered by Parent
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs Parent administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Deferred Compensation Program Administered by Parent
Certain management employees of the Company participate in Parent’s nonqualified deferred compensation programs that permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations of Parent and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Combined Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within Parent’s 401(k) program (except that the earnings rates for amounts contributed unilaterally by Parent are entirely based on changes in the value of Parent’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
The amounts of related party expenses allocated to the Company from Parent and its subsidiaries for the three and nine-month periods ended September 29, 2023 and September 30, 2022, were as follows ($ in millions):

	Three Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Allocated Corporate Expenses	$15	$12	$42	$35
Directly related charges:
Insurance programs expenses	2	2	6	5
Medical insurance programs expenses	23	22	64	65
Deferred compensation program expenses	1	—	3	2
Total related-party expenses	$41	$36	$115	$107
Revenue and other transactions entered into in the ordinary course of business
Certain of the Company’s revenue arrangements relate to contracts entered into in the ordinary course of business with Parent and Parent affiliates. Related party revenue was $7 million and $6 million for the three-month periods ended September 29, 2023 and September 30, 2022, respectively. Related party revenue was $21 million and $17 million for the nine-month periods ended September 29, 2023 and September 30, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of the Company’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into seven sections:
•Information Relating to Forward-Looking Statements;
•Basis of Presentation;
•Overview;
•Results of Operations;
•Financial Instruments and Risk Management;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2022, included within the Information Statement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2023 (the “Information Statement”) and related Notes as of and for the three and nine-month periods ended September 29, 2023 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings, or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Veralto intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that in some cases have affected us in the past and that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:
Business and Strategic Risks
•The COVID-19 pandemic has adversely impacted and could in the future continue to adversely impact elements of our business and financial statements. Other conditions in the global economy, including military conflicts, the particular markets we serve and the financial markets can also adversely affect our business and financial statements.
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation. Our growth can also suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our business.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have previously disposed could adversely affect our business and financial statements.
Operational Risks
•Significant disruptions in, or breaches in security of, our information technology (“IT”) systems or data; data privacy violations; other losses or disruptions to facilities, supply chains, distribution systems or IT systems due to catastrophe; and labor disputes can all adversely affect our business and financial statements.
•Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
•Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.

Intellectual Property Risks
•If we are unable to adequately protect our intellectual property, or if third-parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.
Financial and Tax Risks
•We may be required to recognize impairment charges for our goodwill and other intangible assets. Changes in tax law relating to multinational corporations could adversely affect our tax position.
•Foreign currency exchange rates can adversely affect our financial statements. Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our earnings. In addition, audits by tax authorities could result in additional tax payments for prior periods.
•Our defined benefit pension plans and health care costs are subject to financial and other market risks that could adversely affect our financial statements.
Legal, Regulatory, Compliance and Reputational Risks
•Our businesses are subject to extensive regulation, failure to comply with those regulations could adversely affect our business and financial statements. Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
•We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
Separation and Our Relationship with Danaher Risks
•Veralto has no history of operating as a separate, publicly traded company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.
•In connection with Veralto’s separation from Danaher, Danaher has agreed to indemnify Veralto for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Veralto against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.
•If there is a determination that the separation and/or the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying IRS private letter ruling and/or any tax opinion are incorrect or for any other reason, then Danaher and its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities.
•Veralto may be affected by significant restrictions, including on its ability to engage in certain corporate transactions for a two-year period after the distribution in order to avoid triggering significant tax-related liabilities.
•After the distribution, certain of Veralto’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher. Also, certain of Danaher’s current directors and a current Danaher officer and a current Danaher employee have joined Veralto’s Board, which may create conflicts of interest or the appearance of conflicts of interest.
•Veralto may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect Veralto’s businesses.
•We had outstanding indebtedness at the closing of the distribution of approximately $2.6 billion and the ability to incur an additional $1.5 billion of indebtedness under a revolving credit agreement, and in the future we may incur additional indebtedness. This indebtedness, and Veralto’s ability to generate sufficient cash to service such indebtedness, could adversely affect our businesses and our ability to meet our obligations and pay dividends.

Common Stock Risks
•Veralto cannot be certain that an active trading market for its common stock will develop or be sustained after the separation, and following the separation, the price of Veralto common stock may fluctuate significantly, which could cause the value of your investment to decline. Your percentage ownership in Veralto may be diluted in the future.
•The obligations associated with being a public company, including the implementation and maintenance of effective controls over financial reporting, will require significant resources and management attention. If we are unable to implement and maintain such controls, investors may lose confidence in the accuracy and completeness of Veralto’s financial reports and the market price of Veralto common stock may be negatively affected.
•Veralto cannot guarantee the payment of dividends on its common stock, or the timing or amount of any such dividends.
•Certain provisions in Veralto’s amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Veralto, which could decrease the trading price of Veralto’s common stock.
•Forum selection provisions included in our governing documents could discourage lawsuits against Veralto and Veralto’s directors, officers, employees and stockholders.
See “Risk Factors” in the Information Statement for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

BASIS OF PRESENTATION
The accompanying Combined Financial Statements present the historical financial position, results of operations, changes in Danaher’s equity and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out Combined Financial Statements.
The Company has historically operated as part of Danaher and not as a stand-alone company. The financial statements have been derived from Danaher’s historical accounting records and are presented on a carve-out basis. All revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are included as a component of the financial statements. The financial statements also include allocations of certain general, administrative, and sales and marketing expenses from Danaher’s corporate office and from other Danaher businesses to the Company. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher. Related party allocations, including the method for such allocation, are discussed further in Note 14 to the accompanying Combined Condensed Financial Statements for the three and nine months ended September 29, 2023.
The Company’s business consists of two segments: Water Quality and Product Quality & Innovation. For additional details regarding these businesses, please refer to the section titled “Business” included within the Information Statement.
Until the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher for the three and nine months ended September 29, 2023, only cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation, including the financing transactions described in the “Liquidity and Capital Resources” section, have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.

OVERVIEW
Business Overview
The Company’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of associates and leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. For decades, the Company has used its scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries – including municipal utilities, food and beverage, pharmaceutical and industrials – where the consequence of failure is high. Through its core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency, and reliability of their products, processes, and people globally. The Company is headquartered in Waltham, Massachusetts with a workforce of approximately 16,000 associates strategically located in more than 45 countries.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, effectively address the demands of an increasingly regulated global environment and expand its business in high-growth geographies and high-growth market segments. The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which encompass all markets outside of the developed markets and consist of Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). The Company’s businesses within these segments have strong globally recognized brands as a result of its leadership in served markets over several decades. Through WQ, the Company improves the quality and reliability of water through leading brands including Hach, Trojan Technologies and ChemTreat. Through PQI, the Company promotes consumer trust in products and help enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone. The Company believes its leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to its customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support the Company’s customers. As a result, the Company’s business generates recurring sales which represented approximately 59% of total sales during the nine-month period ended September 29, 2023. The Company’s business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. The Company believes these attributes allow it to deliver financial performance that is resilient across economic cycles.
We also believe that Veralto’s history with the Danaher Business System (“DBS”) provides the Company with a strong foundation for competitive differentiation. DBS is a business management system that consists of a philosophy, processes and tools that guide what Danaher does and measure how well Danaher executes, grounded in a culture of continuous improvement. The DBS processes and tools are organized around the areas of Lean, Growth and Leadership, and are rooted in foundational tools known as the DBS Fundamentals, which are relevant to every associate and business function. The DBS Fundamentals are focused on core competencies such as using visual representations of processes to identify inefficiencies, defining and solving problems in a structured way, and continuously improving processes to drive consistent execution.
Members of the team that serve as Veralto management have served as Danaher leaders and have been integral to the evolution of DBS. For example, Veralto’s President and Chief Executive Officer has practiced and championed DBS in multiple operating companies across multiple geographies and industries since 1999 and has contributed meaningfully to the evolution of DBS over that period. Veralto’s Senior Vice President, Water Quality previously led the Danaher Business System Office, which bears central responsibility for stewardship of the DBS processes and tools and development of DBS practitioners who support the operating companies and train business leaders in the application of DBS. Many of the other Danaher associates who became Veralto senior leaders have years of experience practicing DBS and deploying it in their particular businesses and functions.
Danaher licenses to Veralto the DBS tools and processes as they existed at the Separation. Veralto uses and evolves those tools and processes as the Veralto Enterprise System (“VES”). We use VES tools to improve our profitability and cash flows, which support our ability to expand our addressable market and improve our market position through investments in areas such as our commercial organization and research and development (“R&D”), including software and digital solutions. Our cash flows also support acquisitions to enhance our product capabilities and expansion into new and attractive markets, which we have successfully done through the acquisition of approximately 80 businesses over more than two decades.
Business Performance
During the third quarter of 2023, the Company’s overall revenues increased 3.0% compared to the comparable period of 2022. Core sales increased 1.0% in the third quarter of 2023 compared to the prior year period primarily driven by core sales in the Water Quality segment. Acquisitions, net of divestitures contributed 0.5% to the increase in sales and the impact of currency exchange rates increased reported sales by 1.5%. For the nine-month period ended September 29, 2023, overall revenues and core sales increased 3.0%. Acquisitions, net of divestitures contributed 0.5% to the increase in sales and the impact of currency exchange rates decreased reported sales by 0.5%. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended September 29, 2023 in developed markets increased year-over-year by 6.0% driven by increased sales of 3.5% in North America and 12.5% in Western Europe while high-growth markets decreased by 4.5%, primarily driven by over 20% sales declines in China due to lower demand. For the same period, core sales in developed markets increased 3.5% driven by an increase in core sales of 3.5% in North America and 2.5% in Western Europe while core sales in high-growth markets decreased 5.0% driven principally by lower core sales in China.
Geographically, the Company’s sales in the nine-month period ended September 29, 2023 in developed markets increased year-over-year by 4.5% driven by increased sales of 4.0% in North America and 7.0% in Western Europe while sales in the high-growth markets declined 1.0%, due to low teens percentage sales declines in China partially offset by growth in the majority of other countries within the high-growth markets. For the same period, core sales in developed markets increased 4.0% driven by an increase in core sales of 4.0% in North America and 4.0% in Western Europe, while core sales in high-growth markets were essentially flat as a high single digits percentage core sales decline in China was offset by core sales increases across other high-growth market countries.
The Company’s net earnings for the three and nine-month periods ended September 29, 2023 totaled $205 million and $639 million, respectively, compared to $218 million and $629 million, respectively, for the three and nine-month periods ended September 30, 2022. The decrease in net earnings for the three-month period ended September 29, 2023 compared to the three-month period ended September 30, 2022 was driven by lower operating profit as a result of increased operating expenses as the Company prepared to operate as a stand-alone company. The increase in net earnings during the nine-month period ended September 29, 2023 as compared to the comparable period in 2022 was driven by increased revenues partially offset by higher operating expenses during the nine-month period ended September 29, 2023 as compared to the comparable period in 2022. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three and nine-month periods ended September 29, 2023.
Outlook
For the fourth quarter 2023, we anticipate weakness in demand for consumer-packaged goods to impact year-over-year core sales in the Product Quality and Innovation segment and broad weakness in China to impact year-over-year core sales in both the Water Quality and Product Quality and Innovation segments.
The Company has access to capital resources and continues to focus on profitability improvements and leveraging VES to manage the anticipated impact of the challenging macroeconomic environment on our business operations.
Our outlook for 2023 reflects our current visibility and expectations based on current market factors. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors within our Information Statement and those updated in Item 1A – Risk Factors within this Report.
The COVID-19 Pandemic
Overall, while conditions related to the COVID-19 pandemic generally have improved in 2023 compared to 2022 (including the announcement on April 10, 2023 that the U.S. public health emergency related to COVID-19 ended), conditions vary by geography. We continue to assess the impact of any potential disruption on all aspects of our business, as well as our ability to execute our business strategies and objectives.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the section titled “Risk Factors” included within the Information Statement.
Public Company Expenses
As a result of the separation, the Company is subject to the Sarbanes-Oxley Act and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is now required to have additional procedures and practices as a separate public company. As a result, the Company has incurred and will continue to incur additional personnel and corporate governance costs, including internal and external audit, investor relations, stock administration and regulatory compliance costs.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales from continuing operations calculated according to GAAP but excluding sales from acquired businesses (as defined below) and the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)) and the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)) after applying current period foreign exchange rates to the prior year period.
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales growth, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in the Company’s business and facilitating comparisons of the Company’s revenue performance with its performance in prior and future periods and to the Company’s peers. Management also uses core sales growth to measure the Company’s operating and financial performance and as one of the performance measures in the Company’s short-term incentive compensation program. The Company excludes the effect of currency translation from core sales because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with U.S. GAAP. Investors are encouraged to review the reconciliation of each non-GAAP financial measure to its most directly comparable U.S. GAAP financial measure.
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth GAAP	3.0%	3.0%
Impact of:
Acquisitions/divestitures	(0.5)%	(0.5)%
Currency exchange rates	(1.5)%	0.5%
Core sales growth (non-GAAP)	1.0%	3.0%
2023 Sales Compared to 2022
Total sales increased 3.0% during the three and nine-month periods ended September 29, 2023 compared to the three and nine-month periods ended September 30, 2022, respectively, primarily as a result of the increase in core sales due to the factors discussed below by segment. The impact of acquisitions increased reported sales 0.5% on a year-over-year basis during the three and nine-month periods ended September 29, 2023. The impact of currency translation increased reported sales 1.5% on a year-over-year basis during the three-month period ended September 29, 2023 and decreased reported sales 0.5% on a year-over-year basis during the nine-month period ended September 29, 2023. Price increases contributed 3.5% and 4.5% to sales growth on a year-over-year basis during the three and nine-month periods ended September 29, 2023, respectively, and are reflected as a component of core sales growth above.

Operating Profit Performance
Operating profit margins decreased 160 basis points from 23.4% during the three-month period ended September 30, 2022 to 21.8% for the three-month period ended September 29, 2023.
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•The changes in the Company’s operational and administrative cost structure, net of the impact of higher third quarter 2023 core sales and product mix - 120 basis points
•Third quarter 2023 impairment charges related to a trade name in the Product Quality and Innovation segment - 50 basis points
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were favorably impacted by:
•The incremental net accretive effect in 2023 of acquired businesses - 10 basis points
Operating profit margins increased 30 basis points from 22.6% during the nine-month period ended September 30, 2022 to 22.9% for the nine-month period end September 29, 2023.
Year-to-date 2023 vs. Year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•Higher 2023 core sales, net of the impact of product mix, impact of foreign exchange rates and changes in the Company’s operational and administrative cost structure - 25 basis points
•The incremental net accretive effect in 2023 of acquired businesses - 10 basis points
•Third quarter year-to-date 2022 impairments of accounts receivable and inventory - 5 basis points
Year-to-date 2023 vs. Year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Third quarter year-to-date 2023 impairment charge related to customer relationships and a trade name in the Product Quality and Innovation segment, net of third quarter year-to-date 2022 impairment charge related to technology and customer relationships in the Water Quality segment - 10 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Water Quality	$772	$741	$2,257	$2,131
Product Quality & Innovation	483	478	1,476	1,491
Total	$1,255	$1,219	$3,733	$3,622
For information regarding the Company’s sales by geographical region, refer to Note 3 to the accompanying Combined Condensed Financial Statements.

WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in residential, commercial, municipal, industrial, research and natural resource applications.
Water Quality Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$772	$741	$2,257	$2,131
Operating profit	188	185	536	485
Depreciation	6	6	18	19
Amortization of intangible assets	5	4	15	16
Operating profit as a % of sales	24.4%	25.0%	23.7%	22.8%
Depreciation as a % of sales	0.8%	0.8%	0.8%	0.9%
Amortization as a % of sales	0.6%	0.5%	0.7%	0.8%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth GAAP	4.0%	6.0%
Impact of:
Currency exchange rates	(1.0)%	—%
Core sales growth (non-GAAP)	3.0%	6.0%
Total segment sales increased 4.0% and 6.0% during the three and nine-month periods, primarily as a result of core sales growth driven by the factors discussed below. Additionally, currency exchange rates increased reported sales 1.0% for the three-month period ended September 29, 2023 and had no impact on reported sales for the nine-month period ended September 29, 2023. Geographically, sales growth was driven by North America and Western Europe, which increased 6.0% and 13.0%, for the three-month period and 7.0% and 8.5% for the nine-month period. The high-growth markets decreased 5.5% for the three-month period and increased 2.0% for the nine-month period.
Price increases in the segment contributed 5.0% and 6.0% to sales growth on a year-over-year basis during the three and nine-month periods ended September 29, 2023, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased at 3.0% and 6.0% year-over-year during the three and nine-month periods ended September 29, 2023 compared to the comparable period of 2022. Geographically, core sales growth was driven by North America and Western Europe, which increased 6.0% and 5.5%, respectively, for the three-month period and 7.0% in both regions for the nine-month period. For the three-month period ended September 29, 2023, core sales in the high-growth markets decreased 6.5%, driven by high teens percentage core sales declines in China partially offset by growth in other countries within the high-growth markets. For the nine-month period ended September 29, 2023, core sales in the high-growth markets increased 3.5%, driven by majority of countries within the high-growth markets partially offset by high single digit percentage core sales declines in China. The increase in core sales in the three-month period was driven by the chemical treatment solutions product line and, to a lesser extent, the ultraviolet water disinfection and the analytical instrumentation product lines. The increase in core sales in the nine-month period was driven by the analytical instrumentation product line and the chemical treatment solution product line. Year-over-year core sales in the analytical instrumentation product line increased 0.5% and 5.0%, for the three and nine-month periods, respectively, driven by the developed markets offset by declines in China. Core sales in the business’ chemical treatment solutions product line increased 5.5% and 9.0% year-over-year for the three and nine-month periods, respectively, as a result of increased core sales across most major end-markets. Core sales in the ultraviolet water disinfection product line increased by 11.0% and 5.0% in the three and nine-month periods, respectively, driven by demand in the municipal and residential end-markets.

Operating Profit Performance
Operating profit margins decreased 60 basis points during the three-month period ended September 29, 2023 as compared to the comparable period of 2022. Year-over-year operating profit margin comparisons were unfavorably impacted by incremental costs associated with labor and sales and marketing growth initiatives, net of higher third quarter 2023 core sales and incremental year-over-year cost savings associated with material costs - 60 basis points
Operating profit margins increased 90 basis points during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022.
Year-to-date 2023 vs. Year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•Higher year-to-date third quarter 2023 core sales and incremental year-over-year cost savings associated with material costs, net of the impact of product mix and incremental year-over-year costs associated with labor and sales and marketing growth initiatives - 50 basis points
•Second quarter 2022 impairment charges related to technology and customer relationships - 40 basis points

PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides instruments, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking and coding, and traceability applications for consumer, pharmaceutical and industrial products.
Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$483	$478	$1,476	$1,491
Operating profit	99	109	356	364
Depreciation	3	4	11	12
Amortization of intangible assets	7	7	21	22
Operating profit as a % of sales	20.5%	22.8%	24.1%	24.4%
Depreciation as a % of sales	0.6%	0.8%	0.7%	0.8%
Amortization as a % of sales	1.4%	1.5%	1.4%	1.5%
Sales Growth (Decline) and Core Sales Decline

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (decline) GAAP	1.0%	(1.0)%
Impact of:
Acquisitions/divestitures	(1.0)%	(1.0)%
Currency exchange rates	(2.5)%	0.5%
Core sales decline (non-GAAP)	(2.5)%	(1.5)%
Total segment sales increased 1.0% and decreased 1.0% during the three and nine-month periods ended September 29, 2023, primarily as a result of changes in core sales driven by the factors discussed below. Additionally, currency exchange rates increased reported sales 2.5% for the three-month period and decreased reported sales 0.5% for the nine-month period. Acquisitions, net of divestitures increased reported sales by 1.0% for both the three and nine-month periods ended September 29, 2023. Geographically, sales declined 2.5% in North America and 3.0% in the high-growth markets, partially offset by an increase of 12.0% in Western Europe during the three-month period. Sales decreased 2.5% in North America and 4.0% in the high-growth markets, partially offset by an increase of 5.5% in Western Europe during the nine-month period ended September 29, 2023, as compared to the comparable period of 2022.
Price increases in the segment contributed 2.0% to sales growth on a year-over-year basis during the three and nine-month periods ended September 29, 2023, respectively, and are reflected as a component of the change in core sales growth.

Core sales in the Product Quality & Innovation segment decreased 2.5% and 1.5% during the three and nine-month periods ended September 29, 2023, as compared to the comparable period of 2022. Geographically, the year-over-year decrease in core sales was driven by a decrease of 2.5% in North America for the three and nine-month periods, and declines of 3.0% in the high-growth markets for both the three and nine-month periods. The decrease in core sales in the high-growth markets was driven by over 20% and low double digit percentage core sales declines in China for three and nine-month periods, respectively. The decrease in Product Quality & Innovation segment core sales was partially offset by an increase of 1.5% in Western Europe for the nine-month period and by increases of 8.0% and 4.5% in Latin America for the three and nine-month periods, respectively. From a product line perspective, the decrease in core sales in the segment during the three-month period was primarily driven by the packaging and color solutions business where core sales decreased 7.0% driven by reduced capital spending across the consumer packaged goods and industrial end-markets. Core sales in the segment decreased 1.5% during the nine-month period primarily driven by the marking and coding business where core sales decreased 1.5% due to lower demand in the industrial and consumer packaged goods end-markets as well as the packaging and color solutions business where core sales decreased 2.0%.
Operating Profit Performance
Operating profit margins decreased 230 basis points during the three-month period ended September 29, 2023 as compared to the comparable period of 2022.
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of product mix and volume, foreign exchange rates and incremental year-over-year costs associated with material, and labor and sales and marketing growth initiatives - 130 basis points
•Third quarter 2023 impairment charges related to a trade name - 130 basis points
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were favorably impacted by:
•The incremental net accretive effect in 2023 of acquired businesses - 30 basis points
Operating profit margins decreased 30 basis points during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022.
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Third quarter year-to-date 2023 impairment charge related to customer relationships and a trade name - 80 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•The incremental net accretive effect in 2023 of acquired businesses - 25 basis points
•Incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives, net of lower third quarter year-to-date 2023 core sales, the impact of product mix, foreign exchange rates and incremental year-over-year costs associated with material and labor and sales and marketing growth initiatives - 15 basis points
•Third quarter year-to-date 2022 impairments of accounts receivable and inventory in Russia - 10 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,255	$1,219	$3,733	$3,622
Cost of sales	(532)	(525)	(1,578)	(1,573)
Gross profit	$723	$694	$2,155	$2,049
Gross profit margin	57.6%	56.9%	57.7%	56.6%
Cost of sales increased by $7 million and $5 million or 1.3% and 0.3% during the three and nine-month periods ended September 29, 2023, as compared to the comparable periods of 2022, due primarily to the impact of higher year-over-year labor costs and impacts from foreign currency exchange rates offset by lower material costs.

Gross profit margins increased 70 basis points and 110 basis points on a year-over-year basis for the three and nine-month periods ended September 29, 2023, as compared to the comparable period of 2022. Gross profit margins were impacted by positive pricing actions discussed above and to a lesser extent lower material costs, partially offset by the impacts from foreign currency exchange rates.

OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,255	$1,219	$3,733	$3,622
Selling, general and administrative (“SG&A”) expenses	(395)	(357)	(1,133)	(1,067)
Research and development (“R&D”) expenses	(55)	(52)	(168)	(164)
SG&A as a % of sales	31.5%	29.3%	30.4%	29.5%
R&D as a % of sales	4.4%	4.3%	4.5%	4.5%
SG&A expenses as a percentage of sales increased 220 basis points and 90 basis points for both the three and nine-month periods ended September 29, 2023, respectively, as compared to the comparable periods in 2022, driven primarily by the increase in the Company’s SG&A expenses exceeding the increase in the Company’s sales, resulting from the continued investments in sales and marketing growth initiatives, intangible asset impairments and increased labor costs as well as the costs to operate as a stand-alone company. Intangible asset impairment charges of $6 million in the three-month period ended September 29, 2023 increased SG&A expenses as a percentage of sales compared to the same period in 2022. Intangible asset impairment charges totaling $12 million in the nine-month period ended September 29, 2023, net of $9 million intangible asset impairment charges in the nine-month period ended September 30, 2022 increased SG&A expenses as a percentage of sales.
R&D expenses as a percentage of sales remained relatively consistent during the three and nine-month periods ended September 29, 2023 as compared to the comparable periods of 2022.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended September 29, 2023 and September 30, 2022, refer to Note 6 to the accompanying Combined Condensed Financial Statements.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Combined Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
In accordance with the tax matters agreement, Danaher is retaining certain net tax liabilities that are subject to joint and several liability between Danaher and the Company with respect to the taxable periods (or portions thereof) ended on or prior to September 29, 2023.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, and accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations, and legislative policy changes (for example, any changes that may result from the OECD’s initiative on Base Erosion and Profit Shifting). For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “Liquidity and Capital Resources” below.
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Effective tax rate	23.5%	23.5%	23.5%	23.1%

Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above, partially offset by net discrete benefits of $6 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 2.2% for the three-month period ended September 29, 2023.
The effective tax rate for the nine-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above, partially offset by net discrete benefits of $12 million related primarily to excess tax benefits from stock-based compensation. The net discrete benefits reduced the effective tax rate by 1.4% for the nine-month period ended September 29, 2023.
The effective tax rate for the three-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% principally due to geographic mix of earnings described above, partially offset by net discrete benefits of $3 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. These net discrete benefits reduced the effective tax rate by 1.1% for the three-month period ended September 30, 2022.
The effective tax rate for the nine-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above, partially offset by net discrete benefits of $11 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.3% for the nine-month period ended September 30, 2022.
The Company conducts business globally and files numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, Netherlands and the United Kingdom. Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Combined Financial Statements given the geographic dispersion of the Company’s taxable income.
The amount of taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted, as necessary. For a discussion of risks related to these and other tax matters, refer to “Risk Factors” in the Information Statement.

COMPREHENSIVE INCOME
In 2023, comprehensive income increased $25 million for the three-month period ended September 29, 2023 primarily driven by decreased losses from foreign currency translation adjustments, partially offset by lower net earnings in the year-over-year period. Comprehensive income increased $190 million for the nine-month period ended September 29, 2023 as compared to the comparable periods of 2022, primarily driven by decreased losses from foreign currency translation adjustments and to a lesser extent higher net earnings in the year-over-year period. The Company recorded foreign currency translation losses of $62 million for the three-month period ended September 29, 2023, primarily driven by the strengthening of the U.S. dollar against the euro, Canadian dollar, and British pound, compared to losses of $97 million for the three-month period ended September 30, 2022, primarily driven by the strengthening of the U.S. dollar against the euro, British pound, Canadian dollar and the Swiss franc in that period. The Company recorded foreign currency translation losses of $34 million for the nine-month period ended September 29, 2023, primarily driven by the strengthening of the U.S. dollar against the euro, Japanese yen, Chinese yuan and Canadian dollar in the period, compared to losses of $212 million for the nine-month period ended September 30, 2022, primarily driven by the strengthening of the U.S. dollar against the euro, British pound, Canadian dollar and the Swiss franc in that period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the three and nine-month periods ended September 29, 2023, only cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation, including the financing transactions described below, have been included in these Combined Condensed Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Parent investment account of the Company.
As a result of the Separation, the Company no longer participates in Danaher’s cash management and financing operations. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on its outstanding indebtedness, and manage its capital structure on a short and long-term basis.
The cash balance presented on the Combined Condensed Balance Sheet as of September 29, 2023 of $426 million represents amounts clearly associated with Veralto related to the contribution of the Veralto businesses to the Company on September 29, 2023, as described above.
During the third quarter, the Company completed the following financing transactions:
•Issued approximately $2.1 billion aggregate principal amount of senior unsecured notes in three series with maturity dates ranging from 2026 through 2033. Additionally, the Company issued €500 million principal amount of senior unsecured notes with a maturity date of 2031.
•Entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Credit Facility”). There were no outstanding amounts under the Credit Facility as of September 29, 2023. The Credit Facility includes an alternative currency sublimit up to an amount equal to 90% of the aggregate commitments and a $100 million swingline sublimit and provides for the issuance of swing loans.
These financing activities yielded net proceeds of approximately $2.6 billion, of which approximately $2.6 billion was paid to Danaher in September 2023 as consideration for the contribution of assets to Veralto by Danaher in connection with the Separation. Refer to Note 9 of the Combined Condensed Financial Statements for more information related to the Company’s long-term indebtedness.
The Company intends to initiate a quarterly cash dividend of $0.09 per common share in arrears commencing following the quarter ending December 31, 2023, subject to approval by its Board of Directors with respect to each such dividend.
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$700	$533

Cash paid for acquisitions	$—	$(51)
Payments for additions to property, plant and equipment	(32)	(26)
Proceeds from sales of property, plant and equipment	2	—
Net cash used in investing activities	$(33)	$(77)

Net proceeds from borrowings (maturities longer than 90 days)	$2,608	$—
Consideration paid to Parent in connection with Separation	(2,600)	—
Net transfers to Parent	(240)	(456)
Net cash used in financing activities	$(232)	$(456)
•Operating cash flows increased $167 million, or 31%, during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022, primarily due to favorable net working capital changes.

•Net cash used in investing activities consisted primarily of capital expenditures and decreased year-over-year primarily as a result of no cash paid for acquisitions in the 2023 period compared to 2022.
•Net cash used in financing activities decreased $224 million for the nine-month period September 29, 2023 as compared to the comparable period of 2022 as the Company returned less cash to the Parent. Additionally, the Company incurred approximately $2.6 billion of indebtedness as described above and more fully in Note 9 of the Combined Condensed Financial Statements, which was offset by a cash payment to Parent.
Contractual Obligations
For a description of the Company’s lease obligations, commitments and litigation and contingencies, refer to Notes 7, 11 and 12 to the audited Combined Financial Statements included within the Information Statement.

Cash and Cash Requirements
The cash balance presented on the Combined Condensed Balance Sheet as of September 29, 2023 of $426 million represents amounts clearly associated with Veralto related to the contribution of the Veralto businesses to the Company on September 29, 2023, as described above. Substantially all of the cash was held outside of the United States.
The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions.
Repatriation of some cash held outside the United States may be restricted by local laws. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of September 29, 2023, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2023, the Company’s cash contribution requirements for its pension plans are expected to be $5 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in our Information Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within our Information Statement. There were no material changes during the quarter ended September 29, 2023 to this information as reported in the Information Statement.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s Information Statement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2023.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in the “Risk Factors” section of our Information Statement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K with the SEC on October 2, 2023.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS
(a)Exhibits:

2.1
Separation and Distribution Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 2.1 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

3.1	Amended and Restated Certificate of Incorporation of Veralto Corporation (incorporated by reference to Exhibit 3.1 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)
3.2	Amended and Restated Bylaws of Veralto Corporation (incorporated by reference to Exhibit 3.2 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)
4.1
Indenture, dated as of September 18, 2023, between Veralto Corporation, as issuer, and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference to Exhibit 4.1 to Veralto Corporation’s Current Report on Form 8-K filed September 19, 2023)

4.2
Registration Rights Agreement, dated as of September 18, 2023, by and among Veralto Corporation and Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the USD Notes (incorporated by reference to Exhibit 4.2 to Veralto Corporation’s Current Report on Form 8-K filed September 19, 2023)

4.3
Indenture, dated as of September 19, 2023, between Veralto Corporation, as issuer, and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference to Exhibit 4.3 to Veralto Corporation’s Current Report on Form 8-K filed September 19, 2023)

4.4
Registration Rights Agreement, dated as of September 19, 2023, by and among Veralto Corporation and Deutsche Bank AG, London Branch and Goldman Sachs & Co. LLC, as representatives of the initial purchasers of the Euro Notes (incorporated by reference to Exhibit 4.4 to Veralto Corporation’s Current Report on Form 8-K filed September 19, 2023)

10.1
Employee Matters Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.2
Tax Matters Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.2 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.3
Transition Services Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.3 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.4
Intellectual Property Matters Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.4 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.5
DBS License Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.5 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.6
Framework Agreement, dated as of September 29, 2023, by and between Beckman Coulter, Inc. and Hach Company (incorporated by reference to Exhibit 10.6 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.7	Veralto Corporation 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to Veralto Corporation’s Registration Statement on Form 10, filed August 3, 2023)*
10.8
Veralto Corporation Executive Deferred Incentive Program, a sub-plan under the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to Veralto Corporation’s Registration Statement on Form 10 filed August 3, 2023)*

10.9
Veralto Corporation Excess Contribution Program, a sub-plan under the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to Veralto Corporation’s Registration Statement on Form 10 filed August 3, 2023)*

10.10	Veralto Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to Veralto Corporation’s Registration Statement on Form 10 filed August 3, 2023)*
10.11
Credit Agreement, dated as of August 31, 2023, by and among Veralto Corporation, certain subsidiaries of Veralto Corporation, Bank of America, N.A., as administrative agent and Bank of America, N.A. as lender and swing line lender (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 30, 2023)*

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERALTO CORPORATION

Date:	October 26, 2023	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	October 26, 2023	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer