Form 10-K
period 2023-12-31
Veralto Corp
filed 2024-02-28
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐     No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
As of February 16, 2024, the number of shares of Registrant’s common stock outstanding was 246,541,873. Prior to the separation of Registrant from Danaher Corporation on September 30, 2023, the Registrant was a wholly-owned subsidiary of Danaher Corporation. Consequently, there was no aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of common stock held by non-affiliates of the Registrant as of February 16, 2024 was $21.2 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2024 Proxy Statement specifically incorporated herein by reference, the 2024 Proxy Statement is not deemed to be filed as part of this Form 10-K.

In this Annual Report, the terms “Veralto” or the “Company” refer to Veralto Corporation, Veralto Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Veralto Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Veralto intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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
Below is a summary of material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors”:
Business and Strategic Risks
•Conditions in the global economy, including military conflicts, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
•Non-U.S. economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements.
•Our growth can also suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
•The COVID-19 pandemic has adversely impacted and could in the future continue to adversely impact elements of our business and financial statements.

Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our business.
•Our acquisition or divestiture of businesses, investments, joint ventures and other strategic relationships can negatively impact our business and financial statements.
Operational Risks
•Significant disruptions in, or breaches in security of, our information technology (“IT”) systems or data or violations of data privacy laws can adversely affect our business and financial statements.
•Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
•If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
•Climate change, legal or regulatory measures to address climate change and any inability on our part to address stakeholder expectations relating to climate change may negatively affect us.
•Our financial results are subject to fluctuations in the cost and availability of the supplies that we use in, and the labor we need for, our operations.
•Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
•Our restructuring actions can have long-term adverse effects on our business and financial statements.
Intellectual Property Risks
•If we are unable to adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.
•Third-parties from time to time claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of our separation from Danaher, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
•We may be required to recognize impairment charges for our goodwill and other intangible assets.
•Foreign currency exchange rates can adversely affect our financial statements.
•Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our earnings. In addition, audits by tax authorities could result in additional tax payments for prior periods.
•Changes in tax law relating to multinational corporations could adversely affect our tax position.
Legal, Regulatory, Compliance and Reputational Risks
•Our businesses are subject to extensive regulation, and failure to comply with those regulations could adversely affect our business and financial statements.
•We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.

•Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business and financial statements.
•Certain provisions in Veralto’s amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Veralto, which could decrease the trading price of Veralto’s common stock.
•The forum selection provisions under Veralto’s amended and restated certificate of incorporation could discourage lawsuits against Veralto and Veralto’s directors, officers, employees and stockholders.
•If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
Separation and Our Relationship with Danaher Risks
•As an independent, publicly traded company, Veralto may not enjoy the same benefits that Veralto did as a part of Danaher.
•Potential indemnification liabilities to Danaher pursuant to the separation agreement could materially and adversely affect Veralto’s business and financial statements.
•In connection with Veralto’s separation from Danaher, Danaher will indemnify Veralto for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Veralto against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.
•If there is a determination that the separation and/or the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes, Danaher and its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities.
•Veralto may be affected by significant restrictions, including on its ability to engage in certain corporate transactions for a two-year period after the distribution in order to avoid triggering significant tax-related liabilities.
•Certain of Veralto’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher. Also, certain of Danaher’s current directors and a current Danaher officer and current Danaher employee have joined Veralto’s Board, which may create conflicts of interest or the appearance of conflicts of interest.
•Danaher may compete with Veralto.
•Veralto or Danaher may fail to perform under various transaction agreements that were executed as part of the separation or Veralto may fail to have necessary systems and services in place when certain of the transaction agreements expire.

PART I

ITEM 1. BUSINESS
Our Company
On August 24, 2023, the Board of Directors of Danaher Corporation (“Danaher” or “Former Parent”) approved the separation of Danaher’s Environmental & Applied Solutions segment through the pro rata distribution of all of the issued and outstanding common stock of Veralto Corporation to Danaher's stockholders (the “Separation”). Veralto completed its separation from Danaher on September 30, 2023, the first day of its fiscal fourth quarter. The Separation was completed on such date in the form of a pro rata distribution to Danaher stockholders of record on September 13, 2023 of all of the issued and outstanding shares of Veralto common stock held by Danaher. Each Danaher stockholder of record as of the close of business on September 13, 2023 received one share of Veralto common stock for every three shares of Danaher common stock held on the record date. Because September 30, 2023 was a Saturday, not a business day, the shares were credited to “street name” stockholders through the Depository Trust Company on the first trading day thereafter, October 2, 2023. Veralto’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “VLTO” on October 2, 2023.

Veralto’s unifying purpose is Safeguarding the World’s Most Vital Resources. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. We are committed to the advancement of public health and safety and believe we are positioned to support our customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. For decades, we have used our scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries – including municipal utilities, food and beverage, pharmaceutical and industrials – where the consequence of failure is high. Through our core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to our solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. Veralto is headquartered in Waltham, Massachusetts with a workforce of approximately 16,000 employees (whom we refer to as “associates”) as of December 31, 2023, of whom approximately 6,000 were employed in the North America, 5,000 were employed in Western Europe, less than 500 were employed in other developed markets and 5,000 were employed in high-growth markets. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 59% of total sales during the year ended December 31, 2023. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.
We also believe that the Veralto Enterprise System (“VES”) provides the Company with a strong foundation for competitive differentiation. VES is a business management system that consists of a philosophy, processes and tools that guide what Veralto does and measure how well Veralto executes, grounded in a culture of continuous improvement. The VES processes and tools are organized around the areas of Lean, Growth and Leadership, and are rooted in foundational tools known as the VES Fundamentals, which are relevant to every associate and business function. The VES Fundamentals are focused on core competencies such as using visual representations of processes to identify inefficiencies, defining and solving problems in a structured way, and continuously improving processes to drive consistent execution.
Veralto uses VES tools to improve our profitability and cash flows, which support our ability to expand our addressable market and improve our market position through investments in areas such as our commercial organization and research and development (“R&D”), including software and digital solutions. Our cash flows also support acquisitions to enhance our product capabilities and expansion into new and attractive markets, which we have successfully done through the acquisition of approximately 80 businesses over more than two decades.
Our two segments are described below:
WATER QUALITY
Our Water Quality segment provides one of the most comprehensive portfolios of water analytics and differentiated water treatment solutions that enable the reliable delivery of safe drinking water by public and private utilities - from source water to the consumer and back into the water cycle. In addition, we help improve the efficiency of processes and production operations of our customers and ensure that their wastewater discharge meets regulatory standards and their environmental and sustainability targets. Under our Hach, Trojan Technologies, ChemTreat, and other globally recognized WQ brands, we provide proprietary precision instrumentation and advanced water treatment technologies that our customers rely on to measure, analyze and treat the world’s water in residential, commercial, municipal, industrial, research and natural resource applications. In addition to instrumentation, our suite of water solutions includes elements used on a recurring basis such as chemical reagents, services and digital solutions. Together, these offerings help promote the quality and reliability of water and optimize our customers’ operations, decision making and regulatory compliance activities.

WQ focuses on what management believes are the most attractive sub-segments of the water value chain helping our customers address some of their most pressing and complex challenges, such as water scarcity, water safety, severe weather events and management of precious natural resources. Our businesses have been at the forefront of delivering breakthrough innovations to our customers. For example, Hach has been a leading player in the field of turbidity testing for over 60 years, pioneering the first regulated method and introducing multiple new generations of instruments and related products. Today, we have one of the most comprehensive portfolios of solutions allowing our customers to test the broadest range of analytical parameters and the ability to harness their data across installed assets. Increasingly, our customers leverage our digital solutions to support regulatory compliance, automate workflows and allow for remote operations and predictive capabilities to address new challenges posed by changing regulations and an aging and less experienced workforce.
Our key WQ brands provide solutions that our customers rely upon to manage critical operations involving water.
•Hach, the best known of our global brands in the WQ segment, recognized for simple and reliable tests, offers analytical measurement instruments, digital solutions and related consumables that test water quality; we serve over 125,000 customers, including small community water utilities, large public and private water utilities and industrial customers and helps to ensure safe water for more than 3.4 billion people every day - approximately 40% of the global population.
•ChemTreat associates work alongside industrial customers to understand their water challenges and tailor chemical treatment plans and dosing protocols to help optimize customers’ water usage and maximize reuse; our solutions helped customers save over 80 billion gallons of water in 2023.
•Trojan Technologies offers UV and membrane filtration systems for water disinfection and contaminant removal; our systems support the treatment of 12 trillion gallons of water annually and in turn help to improve access to clean water for more than 250 million people every day.
PRODUCT QUALITY & INNOVATION
Our Product Quality & Innovation segment provides a broad set of solutions for brand owners and consumer packaged goods companies that enable speed to market as well as traceability and quality control of their products. Our solutions play a central role in helping our customers ensure the quality and safety of their products and build trust with consumers. Under our Videojet, Linx, Esko, X-Rite, Pantone and other globally recognized PQI brands, we provide marking and coding, and packaging and color instrumentation and related consumables. Our customers across consumer, pharmaceutical and industrial sectors utilize our offerings to bring products to market, mark packaging in compliance with industry and regulatory standards and convey the safety of products to customers. Our solutions also enable the effective execution of product recalls, thereby helping to mitigate public health risks. Our software solutions are designed to address higher-value, design-oriented portions of the packaging management value chain, such as digital asset management (“DAM”), marketing resource management (“MRM”) and product information management (“PIM”), that help our customers maximize efficiency of operations while generating an attractive source of recurring sales for us. We estimate that a majority of the top 25 global consumer packaged goods (“CPG”) brands (based on 2023 revenues) and a majority of the top 20 pharmaceutical brands (based on 2023 revenues) use PQI’s solutions, enabling confidence and trust in the brands and products consumers use daily.
Our PQI brands provide brand owners and consumer packaged goods companies with essential solutions that improve their ability to develop, maintain and ensure authenticity of their brands.
•Videojet, our largest operating company within PQI, and Linx offer technologies that mark and code packaged goods and related consumables. Videojet is a leading provider of inline printing solutions for products and packaging with marking and coding systems used by many of the top global consumer brands. Our solutions help ensure transparency, safety, authenticity, tracking and traceability of an estimated more than 10 billion codes printed around the world daily.
•Esko facilitates the creation of new packaging designs through design software and imaging systems. Esko’s offerings are used by over 25,000 established and emerging brands and their suppliers in over 140 countries.
•X-Rite serves over 13,000 brands across 140 countries by providing color management solutions that measure the quality and consistency of color and appearance on printed packages and consumer and industrial products.
•Pantone is the preeminent color standard in the design industry leveraged by more than 10 million designers, marketers and others in the creative community, not only to ensure color standardization but also to understand the impact of color on consumers.

Sales and Distribution
In 2023, Veralto generated $5.0 billion in sales derived from a business mix that is highly diversified by geography and end-market. Our business model is highly resilient with approximately 59% of our sales derived from consumables (e.g., reagents, inks and process chemicals), spare parts, services (e.g., maintenance and inspection), and software (including Software-as-a-Service, or “SaaS”, and term-based licenses). We serve a broad range of customers spanning the municipal, industrial, food and beverage (“F&B”) and CPG end markets, many of which are highly regulated. We generated 47% of our 2023 sales from North America, 22% from Western Europe, 2% from other developed markets and 29% from high-growth markets. We define other developed markets as Japan, Australia and New Zealand. We define high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure, which encompass all markets outside of the developed markets and consist of Eastern Europe, the Middle East, Africa, Latin America and Asia Pacific (with the exception of Japan, Australia and New Zealand). Our strategic investments in these markets have scaled our presence in high-growth markets to approximately 5,000 associates with 10 local manufacturing facilities.
Veralto distributes approximately 20% of its technology and equipment products through third-party distributors. No individual customer accounted for more than 10% of combined sales in 2023, 2022 or 2021.
Acquisition Activities
Veralto views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement Veralto’s core growth and support ongoing expansion of its business, including through new technologies, additional products, organizational strength and geographic breadth.
Sustainability
We are deeply aware of our responsibility to our stakeholders and the opportunities before us to make a global difference—through our innovative products, our impact on the planet, and our people—as reflected in our unifying purpose, Safeguarding the World’s Most Vital Resources. In particular:
•At our core, the products and services of our two segments underscore our commitment to advancing broad sustainability objectives for our customers. For example:
◦Our WQ segment offers products and services that enable municipalities to deliver clean water while helping industrial customers to be good stewards of water in their processes.
◦Our PQI segment allows brands to drive consumer transparency, measure and reduce packaging waste, and accelerate time-to-market for new packaging innovations.
•Our leadership has conducted a sustainability prioritization assessment to identify our sustainability priorities and inform our sustainability strategy, starting with quantitative greenhouse gas (GHG) reduction goals.
•Informed by our prioritization assessment, we intend to establish and publicly communicate sustainability goals and rigorously measure our progress toward achieving such goals. The nominating and governance committee of Veralto's Board of Directors has oversight responsibility for Veralto's sustainability program.
•At the managerial level, Veralto’s Senior Vice President of Strategy & Sustainability, who reports directly to our President and CEO, oversees our sustainability program and the Veralto Sustainability Council, and is responsible for reviewing and approving Veralto’s sustainability reports. Veralto’s Sustainability Council develops and drives our roadmap of sustainability initiatives. This council and its working groups include representation from our WQ and PQI segments, as well as the corporate human resources; environment, health, and safety; diversity, equity, and inclusion; VES, procurement, investor relations, finance, IT and legal functions.
•In addition to outreach conducted as part of our prioritization assessment, we engage with stakeholders to inform our priorities and goals and the strategies through which we can achieve them. We intend to proactively solicit the voice of our stakeholders, including through associate surveys, meetings with investors, collaboration with our customers and partners, and participation in industry associations.
•We are evaluating opportunities to make an impact through collective actions such as sustainability-focused partnerships, initiatives, industry alliances, and grant-making opportunities.
•We will continue to leverage the VES to help us achieve our sustainability goals and facilitate continuous improvement in our sustainability program.

The following discussion includes information common to all of Veralto’s segments.
Materials
Veralto’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Prices of oil and gas also affect Veralto’s costs for freight and utilities and also have an indirect impact on the cost of other purchased materials. While the price of, and global instability with respect to the supply of, oil and gas did not materially, adversely affect Veralto’s operations in 2023, Veralto is continuing to monitor the oil and gas commodity markets and will seek to mitigate price and/or availability risks as needed. Veralto purchases raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. Veralto utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
The supply chain disruptions that began in 2021 for a number of our businesses continued in 2023 (including in some cases shortages of supply, cost inflation and shipping delays), as well as labor availability constraints and labor cost increases. Through the application of VES tools and processes (including the implementation of price increases), Veralto largely mitigated the impact of these pressures on Veralto’s profitability and as a result these pressures did not have a material, adverse effect on the business in 2023. These pressures continue to varying degrees as of the date of this annual report. We are continuing to work with our suppliers to understand the existing and potential future impacts of these trends on our supply chain and we continue to take actions in an effort to mitigate such impacts, including purchasing components in the open market and qualifying additional suppliers. Due to the uncertainty regarding the duration and impact of these trends in 2024, there can be no assurance that these factors will not have an adverse impact on our business and financial statements in the future. For a further discussion of risks related to the materials and components required for Veralto’s operations, refer to “Item 1A. Risk Factors.”
Russia-Ukraine Conflict
In 2022, Veralto suspended the shipment of products to Russia. In the first quarter of 2022, Veralto recorded a pretax charge of $1 million, primarily related to the impairment of accounts receivable and inventory related to Russian operations. Russia has significantly reduced the export of natural gas to Europe, creating uncertainty on natural gas prices and a reduced supply of natural gas. If this trend continues, Veralto’s European manufacturing facilities could face increased costs and risks of production disruptions. Veralto’s European customers and suppliers could experience similar adverse impacts, which could further adversely impact Veralto’s supply chain and also adversely impact the demand for its products. Veralto will continue monitoring the military, social, political, regulatory and economic environment in Ukraine and Russia and its broader impacts, and will consider further actions as appropriate. For a discussion of risks related to Veralto’s operations as a result of the military conflict between Russia and Ukraine, refer to “Item 1A. Risk Factors.”
Intellectual Property
The Company owns numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent, trademark, copyright, trade secret or license (or any related group of any such items) to be of material importance to any segment or to the business as a whole. From time to time the Company engages in litigation to protect its intellectual property rights. For a discussion of risks related to the Company’s intellectual property, refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Veralto.
Competition
Although Veralto’s businesses generally operate in highly competitive markets, Veralto’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as Veralto, or any of its segments, does. Because of the range of the products and services Veralto sells and the variety of markets it serves, Veralto encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as large companies or divisions of large companies with substantial sales, marketing, research and financial capabilities. Veralto is facing increased competition in a number of its served markets as a result of the entry of well-resourced companies into certain markets, the entry of competitors based in low-cost manufacturing locations, the development of competitive technologies by early-stage and emerging companies and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that Veralto has a leadership position in many of the markets it serves. Key competitive factors vary among Veralto’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
Human Capital
As of December 31, 2023, the Company had approximately 16,000 employees (whom we refer to as “associates”), of whom approximately 6,000 were employed in the North America, 5,000 were employed in Western Europe, less than 500 were employed in other developed markets and 5,000 were employed in high-growth markets. Approximately 15,500 of the Company’s total employees were full-time and 500 were part-time employees. Of the United States employees, less than 10 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils.
Veralto is committed to attracting, developing, engaging and retaining the best people from around the world to sustain and grow its science and technology leadership. Our human capital strategy spans multiple key dimensions, including the following:
Culture and Governance
◦Our culture is rooted in VES. VES is a set of tools at the core of our operating model centered on improving commercial execution, product innovation, operations, and talent acquisition and management.
◦The Board reviews the Company’s human capital strategy annually and at other times during the year in connection with significant initiatives and acquisitions, supported by the Compensation Committee’s oversight of our executive and equity compensation programs. At the management level, our Human Resources leader, who reports directly to our President and CEO, is responsible for the development and execution of the Company’s human capital strategy.
Recruitment
◦We focus on identifying, attracting and recruiting diverse talent to meet our current and future business needs. We have invested in comprehensive talent acquisition capabilities across all levels of recruitment. Our diversity attraction efforts are an important component of our overall talent acquisition strategy and focus on: (1) establishing and fostering partnerships with diverse organizations, and (2) effectively sourcing diverse talent.
Engagement
◦General. Our engagement strategy focuses on developing the best workplace and best people leaders to meet our associates’ needs every day. Further, we believe that better associate engagement helps enable better retention and better business performance.
◦Diversity, Equity and Inclusion. We seek to continuously improve and sustain a diverse and inclusive culture free of systemic bias and where all associates feel they belong. We believe a diverse workforce and culture of inclusion is essential to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base.
We have leveraged VES with the goal of driving progress on diversity representation and inclusive culture, including by requiring all of our operating companies to implement a diversity, equity and inclusion Policy Deployment initiative in each of 2021, 2022 and 2023. Our diversity, equity and inclusion initiatives focus on broadening our candidate pools, sourcing diverse slates in the hiring process, and developing people leaders’ competency in and accountability for diversity, equity and inclusion.
◦We have achieved base pay equity for women and for racial and ethnic minorities in the U.S.
Retention
◦Compensation and Benefits. We are committed to offering competitive compensation and benefits, tailored in form and amount to geography, industry, experience and performance and designed to attract associates, motivate and reward performance, drive growth and support retention. We have a common job architecture across our businesses to provide a standardized framework for defining jobs, job families, and career levels, and set market-

aligned pay structures for each career level (adjusted as appropriate for the particular job family, industry, and geography) based on a range of compensation surveys.
◦Performance Management. Our annual performance management program supports our high-performance culture by seeking to ensure that high-performing associates are recognized and rewarded for their contributions. Our program guides associates and their managers in setting clear personal performance goals aligned to our strategic priorities. Annual reviews under the program assess performance against these formal, annual objectives.
◦Talent Development and Career Mobility. Our talent development program strives to provide every associate with appropriate development opportunities. In particular, we make available to people leaders training, coaching and developmental resources to help them be effective leaders and advance their careers.
Research and Development
Veralto conducts R&D activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of its existing products and expanding the applications for which uses of its products are appropriate. Veralto conducts R&D activities primarily in North America, Europe and Asia and generally on a business-by-business basis. Veralto anticipates that it will continue to make significant expenditures for R&D as it seeks to provide a continuous flow of innovative products and services to maintain and improve its competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, refer to “Item 1A. Risk Factors.”
Government Contracts
Although the substantial majority of Veralto’s revenue in 2023 was from customers other than governmental entities, Veralto has agreements relating to the sale of products to government entities. As a result, Veralto is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Veralto’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
Regulatory Matters
Veralto faces extensive government regulation both within and outside the United States relating to the development, manufacture, marketing, sale and distribution of its products and services. The following sections describe certain significant regulations that Veralto is subject to. These are not the only regulations that Veralto’s businesses must comply with. For a description of the risks related to the regulations that Veralto’s businesses are subject to, refer to “Item 1A. Risk Factors.”
Data Privacy and Security Laws
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes significant restrictions on how we collect, transmit, process and retain personal data, including, among other things, in certain circumstances a requirement for almost immediate notice of data breaches to supervisory authorities with significant fines for non-compliance. State privacy laws in California impose some of the same features as the GDPR and have prompted several other states to enact similar laws. Additionally, a bipartisan bill under consideration in Congress would, if adopted, impose broad privacy requirements at the federal level. Several other countries such as China and Russia have passed, and other countries are considering passing, privacy laws that require personal data relating to their citizens to be maintained on local servers or impose significant restrictions on data transfer. For a discussion of risks related to these laws, refer to “Item 1A. Risk Factors.”
Environmental Laws and Regulations
Veralto’s operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. A number of Veralto’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on Veralto’s capital expenditures, earnings or competitive position, and Veralto does not anticipate material capital expenditures for environmental control facilities.

In addition to environmental compliance costs, Veralto from time to time incurs costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. Veralto may also from time to time become party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of, or exposure to, hazardous substances. If Veralto determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, Veralto accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, refer to “Item 1A. Risk Factors.”
Antitrust Laws
The U.S. federal government, most U.S. states and many other countries have laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of these laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages.
Export/Import Compliance
Veralto is required to comply with various U.S. export/import control and economic sanctions laws, including:
•the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services listed on the U.S. Munitions List;
•the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export, in-country transfer and re-export of certain dual-use goods, technology and software (which are items that have both commercial and military or proliferation applications);
•the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and
•the import regulatory activities of the U.S. Customs and Border Protection and other U.S. government agencies.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect Veralto’s operations or transactions subject to their jurisdictions.
In addition, under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates outside the United States are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the United States or between the United States and other countries. If we, or third parties through which we sell or provide goods or services, violate anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action and varying degrees of liability.
For a discussion of risks related to export/import control and economic sanctions laws, refer to “Item 1A. Risk Factors.”

International Operations
Veralto’s products and services are available worldwide, and its principal markets outside the United States are in Europe, Asia and Latin America. In 2023, Veralto generated 47% of its sales in North America, 22% of its sales in Western Europe, 2% of its sales in other developed markets and 29% of its sales in high-growth markets.
Our geographic diversity allows Veralto to draw on the skills of a worldwide workforce, provides greater stability to its operations, allows Veralto to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers Veralto an opportunity to access new markets for products. In addition, Veralto believes that future growth depends in part on its ability to continue developing products and sales models that successfully target high-growth markets.
The manner in which Veralto’s products and services are sold outside the United States differs by business and by region. Most of Veralto’s sales in non-U.S. markets are made by its subsidiaries located outside the United States, though Veralto also sells directly from the United States into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, Veralto generally sells through representatives and distributors.

Information about the effects of foreign currency fluctuations on Veralto’s business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report. For a discussion of risks related to Veralto’s non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”
Properties
Our corporate headquarters is located in Waltham, Massachusetts in a facility that we lease. As of December 31, 2023, Veralto had facilities in over 40 countries, including approximately 64 principal administrative, sales, research and development, manufacturing and distribution facilities. 20 of these facilities are located in the United States in over 10 states and 44 are located outside the United States, primarily in Europe and to a lesser extent in Latin America, Asia and Canada. Refer to Note 8 to the audited Consolidated and Combined Financial Statements included in this annual report for additional information with respect to our lease commitments. The Company does not believe that any individual lease agreement is material to the Company as a whole.
Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material effect on our business and financial statements. Refer to Note 16 to the audited Consolidated and Combined Financial Statements included in this annual report for additional information.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. We have identified the risks and uncertainties described below as material, but they are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns including pandemics, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business and financial statements, including our results of operations, liquidity and financial condition, and our stock price.
Business and Strategic Risks
Conditions in the global economy, including military conflicts, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower economic growth in the domestic and/or international markets, inflation, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, military conflicts, high levels of unemployment or underemployment, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government budget negotiation dynamics, sequestration, austerity measures and other challenges that affect economies of the world have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
•reducing demand for our products and services (in this Annual Report, references to products and services also includes software), limiting the financing available to our customers and suppliers, increasing order cancellations, resulting in longer sales cycles and slower adoption of new technologies;
•suspending sales prohibited by sanctions, embargoes, regional instability, geopolitical shifts and adverse impacts arising from or related to military conflicts;
•increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
•increasing price competition in our served markets;
•supply interruptions, delays or cost increases, which can disrupt our ability to produce or deliver our products and/or increase our costs;
•increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets;

•increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and
•adversely impacting market sizes and growth rates.
If growth in any key economy of the world or in any of the markets we serve slows for a significant period, if there is significant deterioration in any such economy or such markets or if economic improvements do not benefit the markets we serve, our business and financial statements can be adversely affected.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
Our businesses operate in industries that are intensely competitive. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; refer to “Item 1. Business—Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets.
Our ability to compete can also be impacted by changing customer preferences and requirements (for example increased demand for products incorporating digital capabilities or more environmentally-friendly products and supplier practices). Cost containment efforts by governments and the private sector are also resulting in increased emphasis on products that reduce costs and improve efficiency and effectiveness. In addition, significant shifts in industry demand have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry.
Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our business and financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, the Company’s competitors and customers have from time to time introduced, and may in the future introduce, low-cost products or consumables that compete with the Company’s products at lower price points. New, disruptive technologies may emerge that displace the Company’s existing technologies. Competitors’ products can capture significant market share or lead to a decrease in market prices overall, resulting in an adverse effect on the Company’s business and financial statements.
Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not innovate and develop new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business and financial statements will suffer. Our success depends on several factors, including our ability to:
•correctly identify customer needs and preferences and predict future needs and preferences;
•allocate our R&D funding to products and services with higher growth prospects;
•anticipate and respond to our competitors’ development of new products and services and technological innovations;
•differentiate our offerings from our competitors’ offerings and avoid commoditization;
•innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;
•obtain adequate intellectual property rights with respect to key technologies before our competitors do;
•successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;
•obtain necessary regulatory approvals of appropriate scope; and
•stimulate customer demand for and convince customers to adopt new technologies.

If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in R&D of products and services that do not lead to significant revenue, which would adversely affect our business and financial statements. Even when we successfully innovate and develop new and enhanced products and services, we often incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns. Competitors may also develop after-market services and parts for our products which may detract from our sales.
Non-U.S. economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements.
In 2023, approximately 57% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
•public health crises and epidemics, such as COVID-19;
•interruption in the transportation of supplies to us and finished goods to our customers;
•differences in terms of sale, including longer payment terms than are typical in the U.S.;
•local product preferences or requirements;
•changes in a country’s or region’s political, legal, social, compliance, business or economic conditions, such as the devaluation of particular currencies;
•trade protection measures, tariffs, embargoes and import or export restrictions and requirements;
•unexpected changes in laws or regulatory requirements, including changes in tax laws;
•capital controls and limitations on ownership and on repatriation of earnings and cash;
•the potential for nationalization of enterprises;
•complex data privacy and cybersecurity requirements;
•limitations on legal rights and our ability to enforce such rights, including differing protection of intellectual property;
•difficulty in staffing and managing widespread operations;
•workforce instability and differing labor or employment regulations;
•difficulties in implementing restructuring actions on a timely or comprehensive basis;
•greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals;
•geopolitical instability arising from or related to military conflicts; and
•remaining uncertainties relating to the impact of the UK’s exit from the EU in 2020.
International business risks have in the past and may in the future negatively affect our business and financial statements.

Our growth can suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets can be limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets can diminish demand for our products and services and adversely affect our business and financial statements. Certain of our businesses operate in industries that have experienced and may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our business and financial statements in any given period.
The COVID-19 pandemic has adversely impacted and could in the future continue to adversely impact certain elements of our business and our financial statements.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments undertook to mitigate the spread.
The direct impact of COVID-19 and the preventive measures implemented as a result thereof adversely affected certain elements of our Company (including to a different degree our operations, commercial organizations, supply chains and distribution systems). While the direct impact of COVID-19 and many of the preventive measures moderated in 2023, any resurgence of COVID-19 (or the outbreak of any other epidemic or pandemic) or the reinstatement of similar preventive measures in the future could negatively impact the economies and financial markets of the world and our businesses and financial statements.
Acquisition, Divestiture and Investment Risks
Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our business.
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our business. Attractive acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments has resulted and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition or divestiture of businesses, investments, joint ventures and other strategic relationships can negatively impact our business and financial statements.
As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions, including divestitures of existing businesses as we continually assess our business strategy. Transactions such as these involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which can adversely affect our business and our financial statements:
•businesses, technologies, services and products that we acquire or invest in have sometimes under-performed relative to our expectations and the price that we paid, failed to perform in accordance with our anticipated timetable or failed to achieve and/or sustain profitability;

•we may incur or assume significant debt in connection with our acquisitions, investments, joint ventures or strategic relationships, which can also cause a deterioration of Veralto’s credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets;
•acquisitions, investments, joint ventures or strategic relationships can cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•pre-closing and post-closing earnings charges can adversely impact our results in any given period, and the impact may be substantially different from period-to-period;
•acquisitions, investments, joint ventures or strategic relationships can create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;
•we can experience difficulty in integrating cultures, personnel, operations and financial and other controls and systems and retaining key employees and customers, and former employees of our existing businesses or businesses we acquire can sometimes compete with us;
•we are not always able to achieve cost savings or other synergies anticipated in connection with acquisitions, investments, joint ventures or strategic relationships;
•we have assumed and may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities; and the realization of any of these liabilities or deficiencies can increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;
•in connection with acquisitions and joint ventures, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which can have unpredictable financial results;
•as a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the value of our investments declines, we may be required to incur impairment charges;
•divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with the new owners of the divested/disposed business;
•we may have interests that diverge from those of our joint venture partners or other strategic partners or the companies we invest in, and we are not always able to direct or influence the management and operations of the joint venture, other strategic relationship or investee in the manner we believe is most appropriate, exposing us to additional risk; and
•investing in or making loans to early-stage companies often entails a high degree of risk, including uncertainty regarding the company’s ability to successfully develop new technologies and services, bring these new technologies and services to market and gain market acceptance, maintain adequate capitalization and access to cash or other forms of liquidity, and retain critical management personnel; we do not always achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
Operational Risks
Significant disruptions in, or breaches in security of, our information technology systems or data or violation of data privacy laws can adversely affect our business and financial statements.
We rely on information technology systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personal data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance (including by employees), power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks can also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third-party suppliers we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems and data have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. The attacks, breaches, misappropriations and other disruptions and damage described above can interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personal data, damage customer, patient, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy and other laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
In addition, our information technology systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, evolving customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address these requirements.
Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory and business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states and other states subject to the GDPR may result in fines of up to €20 million or up to 4% of total worldwide annual turnover for the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia are, and other countries are considering passing, laws that require some or all personal data relating to their citizens to be maintained on local servers or impose significant restrictions on data transfer. State privacy laws in California impose some of the same features as the GDPR and have prompted several other states in the U.S. to enact similar laws.
Additionally, a bipartisan bill under consideration in Congress would, if adopted, impose broad privacy requirements at the U.S. federal level and provide enhanced enforcement authority to the Federal Trade Commission. Government investigations and enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties and damage to customer, patient, business partner and employee relationships and to our reputation, any of which may adversely affect our business and financial statements. In addition, compliance with the varying data privacy regulations across the U.S. and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
Defects, unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, property damage and/or regulatory violations that can adversely affect our business and financial statements. These events can lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Any of the above can result in the discontinuation of sale of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, cyber-attack, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot, public protest or other natural or man-made disasters, such as the COVID-19 pandemic. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
Climate change, legal or regulatory measures to address climate change and any inability on our part to address stakeholder expectations relating to climate change may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal, regulatory or quasi-regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance (“ESG”) matters may result in the loss of business, adverse reputational impacts, diminished market valuations and challenges in attracting and retaining customers and talented employees. For example, our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit, develop and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations, the effects of the organic and inorganic growth of our business, cost considerations and the development and availability of cost-effective technologies or resources that support our goals.
Our financial results are subject to fluctuations in the cost and availability of the supplies that we use in and the labor we need for our operations.
Prices for and availability of the components, raw materials and other commodities we use in our business, as well as for labor, have fluctuated significantly in the past, including during 2023. Please see “Item 1. Business-Materials” for a discussion of the inputs we use in our business, supply chain and labor availability disruptions and constraints our businesses have faced and are facing, and the adverse impacts that we have incurred and may incur relating thereto. The supply chains for our businesses can be disrupted by supplier capacity constraints, transportation and logistics issues, fluctuations in demand, decreased availability of key raw materials or commodities, legislative or regulatory changes, bankruptcy or exiting of the business for other reasons and external events such as natural disasters, pandemic health issues, war, terrorist actions and governmental actions (such as trade protectionism). In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. In the event of interruptions in the supply, or increases in the cost, of such supplies, we might not be able to quickly establish or qualify replacement sources of supply. Sustained interruptions in the supply of, or increase in the cost of, key components, raw materials, other commodities and labor can result in production interruptions, delays, extended lead times and inefficiencies and adversely affect our business and financial statements. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when supply and labor prices rise we are not always able to pass along cost increases through higher prices for our products. If we are unable to fully recover higher supply and labor costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability can decline and our business and financial statements can be adversely affected.
Our profitability could also be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers from time to time extend lead times, limit supplies or increase prices. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which can impact our ability to adjust our inventory to reflect declining market demands.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity exceeds or falls short of our production requirements. Any or all of these problems can result in the loss of customers or cost inefficiencies, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial statements.

Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
The market for highly skilled workers and leaders in our industries, particularly in the areas of science and technology, is extremely competitive and expectations from qualified talent in many areas of the labor market have evolved and escalated recently. In addition, in 2023 we faced labor availability constraints and labor cost inflation in certain areas of our business. If we are less successful in our recruiting efforts, if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, or if we experience labor disputes, our business and financial statements may be adversely affected.
Our restructuring actions can have long-term adverse effects on our business and financial statements.
We have implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities could diminish our resources and competitiveness, and delays or failures in implementing planned restructuring activities may diminish the expected operational or financial benefits from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
Intellectual Property Risks
If we are unable to adequately protect our intellectual property, or if third-parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, are not always sufficiently broad and do not always provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property do not always prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing.
In some circumstances, enforcement is not available to us because an infringer has a dominant intellectual property position or for other business reasons. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third-parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage and adequately protect our intellectual property, our failure to detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights each can adversely impact our business and financial statements.
These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the United States. The risks we encounter in such countries include but are not limited to the following:
•Joint ventures that we participate in can include restrictions that could compromise our control over the intellectual property, technology and proprietary information of the joint venture;
•As we expand our operations globally, increasing amounts of our data, intellectual property and technology is used and stored in countries outside the United States, and regulations in certain countries require data to be stored locally. These factors increase the risk that such data, intellectual property and technology could be stolen or otherwise compromised;

•Certain of our products have been counterfeited and we may encounter additional and/or increased levels of counterfeiting in the future;
•Governmental entities may adopt regulations or other requirements that give them rights to certain of our intellectual property, technology and/or proprietary information, such as through compulsory licensing or ownership restrictions or requirements;
•In certain countries, we do not have the same ability to enforce intellectual property rights as we do in the U.S.;
•Governmental regulations relating to state secrecy or other topics limit our ability to transfer data or technology out of certain jurisdictions; and
•Risks, costs and challenges of operating in a particular jurisdiction can result in a decision to relocate or divert operations to a different jurisdiction, potentially at higher cost.
Any of these risks can adversely impact our business and financial statements. Refer to “—International economic, political, legal, compliance, social and business factors could negatively affect our financial statements” for a discussion of additional risks relating to our international operations.
Third-parties from time to time claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation of third parties’ intellectual property and cannot be certain that the conduct of our business does not and will not infringe or misappropriate the intellectual property rights of others. Disputes or litigations regarding intellectual property can be costly and time-consuming to defend due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our business and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. When we are required to seek licenses under patents or other intellectual property rights of others, we are not always able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
Financial and Tax Risks
Our outstanding debt has increased significantly as a result of our separation from Danaher, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
As of December 31, 2023, we had approximately $2.6 billion in outstanding indebtedness. In addition, we had the ability to incur approximately $1.5 billion of additional indebtedness under a revolving credit agreement, and in the future we may incur additional indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk on any variable rate debt we may issue. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our credit facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under our credit facilities to maintain a consolidated net leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) of 3.75 to 1.0 or less. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our business and financial statements (including our liquidity). If we add new debt in the future, the risks described above would increase.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled approximately $3.0 billion. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. In the past, we have recognized impairment charges relating to certain non-goodwill intangible assets, and in the future, we could recognize charges related to the impairment of goodwill or other intangible assets. Any such impairment charges adversely affect our financial statements in the periods recognized.
Foreign currency exchange rates can adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, which have in the past and may in the future adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which can adversely affect sales or require us to lower our prices.
A decline in the strength of the U.S. dollar adversely affects the cost of materials, products and services we purchase overseas. Sales and earnings of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening of the U.S. dollar generally results in unfavorable translation effects. In addition, certain of our businesses invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency can also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
Changes in our tax rates or exposure to additional income tax liabilities or assessments can affect our profitability. In addition, audits by tax authorities can result in additional tax payments for prior periods.
We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the U.S. Tax Cuts and Jobs Act (“TCJA”)), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect and our financial statements could be adversely affected.
The impact of the factors referenced in the preceding sentence may be substantially different from period-to-period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Company’s Consolidated and Combined Financial Statements. If audits result in payments or assessments different from our reserves, our results can be adversely affected. Any further changes to the tax system in the United States or in other jurisdictions could also adversely affect our financial statements.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
Legislative bodies and government agencies in the U.S. and other countries as well as the Organisation for Economic Co-operation and Development and G20 Finance Ministers (“OECD/G20”) have focused on issues related to the taxation of multinational corporations. The OECD/G20 proposed legislation regarding the Inclusive Framework on Base Erosion and Profit Shifting and published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy. The legislative proposals ensure that income earned in each jurisdiction that a multinational enterprise operates in is subject to a minimum corporate income tax rate of at least 15%. Discussions related to the formal implementation of this agreement, including within the tax law of each member jurisdiction including the United States, are ongoing. Enactment of this regulation in its current form would increase the amount of global corporate income tax paid by the Company.
Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions where we operate. The legislation will be effective for the financial year beginning January 1, 2024. We are in scope of the enacted or substantively enacted legislation and have performed an assessment of the potential exposure to Pillar Two income taxes. The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting and financial statements for the constituent entities. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which we operate are above the 15% global minimum tax. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply and the Pillar Two effective tax rate is close to 15%. We do not expect a material impact to Pillar Two income taxes in the jurisdictions where we operate.
Legal, Regulatory, Compliance and Reputational Risks
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business and financial statements.
In addition to the environmental, health, safety, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including for example the following:
•We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. In addition, we sell and provide products and technology to third parties, such as agents, representatives and distributors, who may export such items to end-users. If we or any of these third parties do not comply with applicable export or import laws we may incur liability. In addition, from time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. We have established policies and procedures designed to ensure compliance with such laws and regulations but there can be no assurance that the policies and procedures have prevented and will prevent violations of these regulations, and any such violation can adversely affect our business and financial statements.
•We also have agreements to sell products and services to government entities (as well as agreements relating to government financing, as discussed above) and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 2% of our 2023 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and can be inconsistent across jurisdictions. We, our representatives and the industries in which we operate are at times under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations can result in import detentions, fines, damages, civil and administrative penalties, injunctions, consent decrees, suspensions or losses of regulatory approvals, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, disbarment from selling to certain governmental agencies, integrity oversight and reporting obligations to resolve allegations of non-compliance, disruption of our business, limitation on our ability to manufacture, import, export and sell products and services, loss of customers, significant legal and investigatory fees, disgorgement, individual imprisonment, reputational harm, contractual damages, diminished profits, curtailment or restricting of business operations, criminal prosecution and other monetary and non-monetary penalties. Compliance with these and other regulations can also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules can result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. For additional information regarding these risks, refer to “Item 1. Business—Regulatory Matters.”

We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, can result in significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. There can be no assurance that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, information and applicable law as of the date of this Annual Report, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2023 will have a material effect on our business or financial statements.
From time to time, we become aware through our internal audits and other internal control procedures, employees or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal controls, financial reporting, auditing or ethical matters or relating to compliance with laws. When we become aware of such possible compliance matters, we investigate internally and take what we believe to be appropriate corrective action. Internal investigations can lead to the assertion of claims or the commencement of legal or regulatory proceedings against us and adversely affect our business and financial statements.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business and financial statements.
Our operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. There can be no assurance that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws can result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, there can be no assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our business or financial statements.
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2023, will have a material effect on our business or financial statements.

Certain provisions in Veralto’s amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Veralto, which could decrease the trading price of Veralto’s common stock.
Veralto’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:
•the inability of Veralto’s stockholders to call a special meeting;
•the inability of Veralto’s stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of the Board to issue preferred stock without stockholder approval;
•the division of the Board into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•a provision that stockholders may only remove directors with cause;
•the ability of Veralto’s directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and
•the requirement that the affirmative vote of stockholders holding at least 66-2/3% of Veralto’s voting stock is required to amend Veralto’s amended and restated bylaws and certain provisions in Veralto’s amended and restated certificate of incorporation.
In addition, because Veralto has not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder. Danaher and its affiliates have been approved as an interested stockholder of ours and therefore are not subject to Section 203.
Veralto believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make Veralto immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in the best interests of Veralto and Veralto’s stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
The forum selection provisions under Veralto’s amended and restated certificate of incorporation could discourage lawsuits against Veralto and Veralto’s directors, officers, employees and stockholders.
Veralto’s amended and restated certificate of incorporation provides that, unless Veralto consents otherwise, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Veralto, any action asserting a claim of breach of a fiduciary duty owed by any of Veralto’s directors, officers, employees or stockholders to Veralto or Veralto’s stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or Veralto’s amended and restated certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. We recognize that this forum selection clause may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Veralto’s amended restated certificate of incorporation further provides that, unless Veralto consents otherwise, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
These exclusive forum provisions do not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision described above. Our stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.
These forum selection provisions may limit the ability of Veralto’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Veralto or Veralto’s directors or officers, which may discourage such lawsuits against Veralto and Veralto’s directors, officers, employees and stockholders, and such provision may also make it more expensive for Veralto’s stockholders to bring such claims. Alternatively, if a court were to find these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Veralto may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect Veralto’s business and financial statements.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm will also be required to express an opinion as to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Separation and Our Relationship with Danaher Risks
As an independent, publicly traded company, Veralto may not enjoy the same benefits that Veralto did as a part of Danaher.
As an independent, publicly traded company, Veralto may become more susceptible to market fluctuations and other adverse events than it would have been if it were still a part of the current Danaher organizational structure. As part of Danaher, Veralto was able to enjoy certain benefits from Danaher’s operating diversity, purchasing power and opportunities to pursue integrated strategies with Danaher’s other businesses. As an independent, publicly traded company, Veralto may not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. Additionally, as part of Danaher, Veralto was able to leverage the Danaher historical market reputation and performance and brand identity to recruit and retain key personnel to run its business. As a separate, publicly traded company, Veralto does not have the same historical market reputation and performance or brand identity as Danaher and it may be more difficult for us to recruit or retain such key personnel.
Potential indemnification liabilities to Danaher pursuant to the separation agreement could materially and adversely affect Veralto’s business and financial statements.
The separation agreement, among other things, provides for indemnification obligations (for uncapped amounts) designed to make Veralto financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the separation, as well as any other liabilities it agrees to assume pursuant to the separation agreement. If Veralto is required to indemnify Danaher under the circumstances set forth in the separation agreement, Veralto may be subject to substantial liabilities.

In connection with Veralto’s separation from Danaher, Danaher will indemnify Veralto for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Veralto against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation agreement and certain other agreements with Danaher, Danaher will agree to indemnify Veralto for certain liabilities. However, third parties could also seek to hold Veralto responsible for any of the liabilities that Danaher has agreed to retain, and there can be no assurance that the indemnity from Danaher will be sufficient to protect Veralto against the full amount of such liabilities, or that Danaher will be able to fully satisfy its indemnification obligations. In addition, Danaher’s insurance will not necessarily be available to Veralto for liabilities associated with occurrences of indemnified liabilities prior to the separation, and in any event Danaher’s insurers may deny coverage to Veralto for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if Veralto ultimately succeeds in recovering from Danaher or such insurance providers any amounts for which Veralto is held liable, Veralto may be temporarily required to bear these losses. Each of these risks could negatively affect Veralto’s business and financial statements.
If there is a determination that the separation and/or the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes, Danaher and its stockholders could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities.
The distribution, along with certain related transactions, was conditioned upon the receipt by Danaher of (i) the ruling from the IRS substantially to the effect that, among other things, the distribution, together with certain related transactions, will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code and (ii) an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Danaher, to the effect that, among other things, the distribution, together with certain related transactions, qualified as a reorganization within the meaning of Sections 355 and 368(a)(1)(D) of the Code. Danaher received the ruling from the IRS. The ruling and the opinion of tax counsel relied on certain facts, assumptions, representations and undertakings from Danaher and Veralto regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Danaher and its stockholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the ruling or opinion of tax counsel, the IRS could determine on audit that the distribution or any of the certain related transactions is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Danaher or Veralto after the distribution. If the distribution or any of the certain related transactions is determined to be taxable for U.S. federal income tax purposes, Danaher and/or its stockholders could incur significant U.S. federal income tax liabilities, and Veralto could also incur significant liabilities.
In addition, under the tax matters agreement between Danaher and Veralto, Veralto is generally required to indemnify Danaher against taxes and related liabilities incurred by Danaher that result from a breach of any representation made by us, or as a result of us taking or failing to take, as the case may be, certain actions, including in each case those provided in connection with the ruling from the IRS or opinion of tax counsel, that result in the distribution, together with certain related transactions, failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code.
Veralto may be affected by significant restrictions, including on its ability to engage in certain corporate transactions for a two-year period after the distribution in order to avoid triggering significant tax-related liabilities.
To preserve the tax-free treatment for U.S. federal income tax purposes to Danaher and its stockholders of the distribution and certain related transactions, under the tax matters agreement that Veralto entered into with Danaher, Veralto is restricted from taking any action that prevents the distribution, together with certain related transactions, from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, Veralto is subject to specific restrictions on its ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions. These restrictions may limit Veralto’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. These restrictions will not limit the acquisition of other businesses by Veralto for cash consideration. In addition, under the tax matters agreement, Veralto may be required to indemnify Danaher against any such tax liabilities as a result of an acquisition of Veralto’s stock or assets, even if Veralto does not participate in or otherwise facilitate the acquisition. Furthermore, Veralto is subject to specific restrictions on discontinuing the active conduct of its trade or business, issuing or selling its stock or other securities (including securities convertible into Veralto stock but excluding certain compensatory arrangements), and selling its assets outside the ordinary course of business. Such restrictions may reduce Veralto’s strategic and operating flexibility.

Certain of Veralto’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher. Also, certain of Danaher’s current directors and a current Danaher officer and current Danaher employee have joined Veralto’s Board, which may create conflicts of interest or the appearance of conflicts of interest.
Because of their current or former positions with Danaher, certain of Veralto’s executive officers and directors own equity interests in Danaher. Continuing ownership of shares of Danaher common stock and equity awards could create, or appear to create, potential conflicts of interest if Veralto and Danaher face decisions that could have implications for both Danaher and Veralto. In addition, certain of Danaher’s current directors (Linda Filler, Walter G. Lohr, Jr. and John T. Schwieters) as well as a current Danaher officer (William H. King) and a current Danaher employee who previously served as Danaher’s Chief Financial Officer (Daniel L. Comas) have joined Veralto’s Board, and this could create, or appear to create, potential conflicts of interest when Veralto and Danaher encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such directors’ time between Danaher and Veralto.
Danaher may compete with Veralto.
Danaher will not be restricted from competing with Veralto. If Danaher in the future decides to engage in the type of business Veralto conducts, it may have a competitive advantage over Veralto, which may cause Veralto’s business and financial statements to be materially adversely affected.
Veralto or Danaher may fail to perform under various transaction agreements that were executed as part of the separation or Veralto may fail to have necessary systems and services in place when certain of the transaction agreements expire.
The separation agreement and other agreements entered into in connection with the separation determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a period of time after the separation. Veralto is relying on Danaher after the separation to satisfy its performance and payment obligations under these agreements. If Danaher is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, Veralto could incur operational difficulties or losses. If Veralto does not have in place its own systems and services, or if Veralto does not have agreements with other providers of these services once certain transition services terminate, Veralto may not be able to operate its businesses effectively and its profitability may decline. Veralto has created its own, or engaged third parties to provide, systems and services to replace many of the systems and services that Danaher previously provided to Veralto. However, Veralto may not be successful in implementing these systems and services or in transitioning data from Danaher’s systems to Veralto’s.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy
The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents.

The Company’s cybersecurity program and policies articulate the expectations and requirements with respect to acceptable use, risk management, data privacy, education and awareness, security incident management and reporting, identity and access management, vendor due diligence, security (with respect to physical assets, products, networks, and systems), security monitoring and vulnerability identification. The cybersecurity program and policies are operated by a dedicated cybersecurity operations team. The program and policies are aligned with the Company’s enterprise risk management program.
The Company’s cyber risk management program identifies, tracks, escalates, remediates, and reports risks at the corporate level and across each operating company. These risk areas include internal, product, vendor, supply chain, and external services leveraged across the Company. These risks are assessed, prioritized, and both tactically and strategically addressed via process, technology, and personnel improvements to ensure ongoing mitigation and tracking.
The Company’s cybersecurity strategy is guided by prioritized risk, identified areas for improvement based on the National Institute for Standards and Technology (NIST) Cybersecurity Framework, and emerging business needs. This strategy is shared with the executive leadership at least annually. The Company maintains a global incident response plan, coupled with a global continuous monitoring program. This plan and program include incident alerting, comprehensive incident criticality assessments, and escalation processes to support teams, senior leadership, and the Board. This escalation process also includes cross-functional materiality determinations and applicable reporting requirements.
The Company’s cybersecurity operations team manages all facets of the security monitoring and global incident program, coordinating with a sourced managed services security provider and internal analysts across our operating companies. Applicable company employees are provided cybersecurity awareness training, which includes topics on the Company’s policies and procedures for reporting potential incidents. The Company’s cybersecurity team is continuously evaluating emerging risks, regulations, and compliance matters and updating the policies and procedures accordingly.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. The Company does not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which it is aware are reasonably likely to materially affect the Company. Refer to the risk factor captioned “Significant disruptions in, or breaches in security of, our information technology systems or data or violation of data privacy laws can adversely affect our business and financial statements” in Part I, “Item 1A. Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
Governance
The Board oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. Pursuant to the Audit Committee Charter, the Audit Committee of the Board provides compliance oversight to the Company’s risk assessment and risk management policies, which includes cybersecurity, and the steps management has taken to monitor and mitigate such exposures and risks.
The Company’s Chief Information Security Officer (CISO), in coordination with Chief Information Officer, is responsible for leading the assessment and management of cybersecurity risks. The current CISO has over 25 years of experience in information security and is a Certified Information Systems Security Professional (CISSP). The CISO reports to the Board, the Audit Committee and management on cybersecurity risk assessment, policies, incident prevention, detection, mitigation, and remediation of cybersecurity incidents on a quarterly or as needed basis.

ITEM 2. PROPERTIES
As of December 31, 2023, the Company had facilities in over 40 countries, including approximately 60 principal administrative, sales, research and development, manufacturing and distribution facilities. 20 of these facilities are located in the United States in over 10 states and 40 are located outside the United States, primarily in Europe and to a lesser extent in Latin America, Asia and Canada. Refer to the Consolidated and Combined Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings (if any) with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol VLTO. As of February 16, 2024, there were 1,493 holders of record of Veralto’s common stock.
The Company declared its first dividend on December 20, 2023 of $0.09 per share paid on January 31, 2024 to holders of record of Veralto’s common stock as of the close of business on December 29, 2023. Any future payments of dividends on the Company’s common stock will be determined by Veralto’s Board of Directors and will depend on business conditions, Veralto’s earnings and other factors that Veralto’s Board deems relevant.
Recent Issuances of Unregistered Securities
None

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
This MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of management. Our MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
The following MD&A should be read together with Part I, “Item 1A. Risk Factors” and the accompanying Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements (“Notes”) included in Item 8. of this Form 10-K. The MD&A for 2022 and 2021 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of the Company’s Information Statement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on October 2, 2023. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Information Relating to Forward-Looking Statements.”
BASIS OF PRESENTATION
The accompanying Consolidated and Combined Financial Statements present our historical financial position, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). The Combined Financial Statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of the Separation, all revenues and costs as well as assets and liabilities directly associated with Veralto have been included in the Combined Financial Statements. Prior to the Separation, the Combined Financial Statements also included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to the Company and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Related party allocations prior to the Separation, including the method for such allocation, are discussed further in Note 18 to the Consolidated and Combined Financial Statements.
Following the Separation, the Consolidated Financial Statements include the accounts of Veralto and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher.
These Consolidated and Combined Financial Statements may not be indicative of our results had we been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what our financial position, results of operations and cash flows may be in the future.

OVERVIEW
General
Refer to “Item 1. Business” for a discussion of Veralto’s strategic objectives and methodologies for delivering long-term shareholder value. Veralto is a multinational business with global operations. During 2023, approximately 57% of Veralto’s sales were derived from customers outside the United States. As a diversified, global business, Veralto’s operations are affected by worldwide, regional and industry-specific economic and political factors. Veralto’s geographic and industry diversity, as well as the range of its products and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
Consolidated revenues for the year ended December 31, 2023 increased 3.1% as compared to 2022. Core sales increased 2.6% in 2023 compared to 2022 (for the definition of “core sales” refer to “—Results of Operations” below). The Company’s continued investments in sales growth initiatives and the other business-specific factors referenced below contributed to core sales growth. Acquisitions contributed 0.3% to the increase in revenues in 2023.
Geographically, the Company’s sales during 2023 in developed markets increased year-over-year by 4.3% driven by increased sales of 4.1% in North America and 5.8% in Western Europe while high-growth markets were flat, primarily driven by year-over-year sales increases in the majority of countries within the high-growth markets offset by low double digit sales declines in China due to lower demand.
Geographically, the year-over-year increase in core sales was primarily driven by a 3.5% increase in developed markets and a 1.0% increase in the high-growth markets. The developed markets core sales was driven by a 4.3% increase in North America followed by a 2.5% increase in Western Europe. The high-growth markets core sales was adversely impacted by high single digit decreases in China.
Net earnings attributable to common stockholders for the year ended December 31, 2023 totaled approximately $839 million, or $3.40 per diluted common share, compared to approximately $845 million, or $3.43 per diluted common share, for the year ended December 31, 2022. The decrease in net earnings in 2023 as compared to 2022 was driven by higher operating expenses, standalone public company costs and interest expense post separation from Danaher. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings and diluted net earnings per common share for the year ended December 31, 2023.
For a discussion of the impact of supply chain disruptions, labor availability constraints and increased labor costs on our businesses in 2023, please see “Item 1. Business – Materials.” For a discussion of the impact of the Russia-Ukraine conflict on our businesses in 2022, please see “Item 1. Business – Russia-Ukraine Conflict.”
Outlook
We anticipate our 2024 results will be driven by the following expectations in each of our reportable segments:
•Water Quality: We expect continued year-over-year growth in North America, Western Europe and Latin America, partially offset by weakness in China.

•Product Quality & Innovation: We expect stabilization in the consumer packaged goods market with modest recovery in the second half of 2024.
The Company has access to capital resources and continues to focus on profitability improvements and leveraging Veralto Enterprise System (“VES”) to manage the anticipated impact of the challenging macroeconomic environment on our business operations.
Our outlook for 2024 reflects our current visibility and expectations based on current market factors. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within this annual report.
The COVID-19 Pandemic
Overall, the conditions related to the COVID-19 pandemic generally improved in 2023 compared to 2022 (including the announcement on April 10, 2023 that the U.S. public health emergency related to COVID-19 ended) but conditions vary by geography. We continue to assess the impact of any potential disruption on all aspects of our business, as well as our ability to execute our business strategies and objectives.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the section titled “Item 1A. Risk Factors” included in this annual report.
Public Company Expenses
As a result of the separation, the Company is subject to the Sarbanes-Oxley Act and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is now required to have additional procedures and practices as a separate public company. As a result, the Company has incurred and will continue to incur additional personnel and corporate governance costs, such as internal and external audit, investor relations, stock administration and regulatory compliance costs.

RESULTS OF OPERATIONS
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales from continuing operations calculated according to GAAP but excluding:
•sales from acquired or divested businesses (as defined below, as applicable); and
•the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (excluding sales from acquired/divested businesses (as defined above, as applicable)); and
•the period-to-period change in revenue (excluding sales from acquired/divested businesses (as defined above, as applicable)) after applying current period foreign exchange rates to the prior year period.
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales growth, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in the Company’s business and facilitating comparisons of the Company’s revenue performance with its performance in prior and future periods and to the Company’s peers. Management also uses these non-GAAP financial measures to measure the Company’s operating and financial performance and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales growth or decline refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost efficiencies resulting from the ongoing application of VES.

Sales Growth and Core Sales Growth

	2023 vs. 2022	2022 vs. 2021
Total sales growth GAAP	3.1%	3.6%
Impact of:
Acquisitions/divestitures	(0.3)%	0.4%
Currency exchange rates	(0.2)%	4.1%
Core sales growth (non-GAAP)	2.6%	8.1%
2023 Sales Compared to 2022
Total sales increased 3.1% on a year-over-year basis in 2023 primarily as a result of a 2.6% increase in core sales resulting from the factors discussed below by segment. The impact of changes in currency exchange rates and acquisitions remained essentially flat on a year-over-year basis in 2023.

Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2023	2022	2021
Water Quality	$3,039	$2,887	$2,669
Product Quality & Innovation	1,982	1,983	2,031
Total	$5,021	$4,870	$4,700
Sales and operating profit at the business segment level are discussed in detail below. For information regarding the Company’s sales by geographical region, refer to Note 4 to the Consolidated and Combined Financial Statements.

Cost of Sales and Gross Profit

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$5,021	$4,870	$4,700
Cost of sales	(2,120)	(2,110)	(1,987)
Gross profit	$2,901	$2,760	$2,713
Gross profit margin	57.8%	56.7%	57.7%

Cost of sales increased $10 million, or 0.5%, during 2023 as compared with 2022, due primarily to the impact of higher year-over-year labor costs partially offset by lower material costs.
Gross profit margins increased 110 basis points on a year-over-year basis during 2023 as compared to 2022. Gross profit margins were impacted by positive pricing actions discussed below and to a lesser extent lower material costs, partially offset by the impacts from foreign currency exchange rates and higher labor costs.

Operating Expenses

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$5,021	$4,870	$4,700
Selling, general and administrative (“SG&A”) expenses	(1,536)	(1,431)	(1,428)
Research and development (“R&D”) expenses	(225)	(217)	(244)
SG&A as a % of sales	30.6%	29.4%	30.4%
R&D as a % of sales	4.5%	4.5%	5.2%
SG&A expenses as a percentage of sales increased 120 basis points on a year-over-year basis for 2023 compared with 2022. The percentage increase was driven primarily by the increase in the Company’s SG&A expenses exceeding the increase in the Company’s sales, resulting from investments in sales and marketing growth initiatives, intangible asset impairments and increased labor costs as well as the costs to operate as a stand-alone company. Intangible asset impairment charges totaling $12 million in 2023, net of $9 million intangible asset impairment charges in 2022 increased SG&A expenses as a percentage of sales.
R&D expenses as a percentage of sales in 2023 was flat compared with 2022. The increase in R&D expense in 2023 was primarily attributable to select projects within the Water Quality segment.

Operating Profit Performance
Operating profit margins were 22.7% for the year ended December 31, 2023 as compared to 22.8% in 2022. The following factors impacted year-over-year operating profit margin comparisons.
2023 vs. 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of Argentine Peso devaluation on operations within the Product Quality & Innovation segment - 55 basis points
•2023 impairment charge related to customer relationships and a trade name in the Product Quality & Innovation segment, net of 2022 impairment charge related to technology and customer relationships in the Water Quality segment - 20 basis points
•Costs incurred as a result of the separation from Danaher - 15 basis points
2023 vs. 2022 operating profit margin comparisons were favorably impacted by:
•The impact of higher 2023 core sales - 45 basis points
•2022 impairments of accounts receivable and inventory - 20 basis points
•The incremental net accretive effect of businesses acquired in 2022 on the current period - 15 basis points

WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$3,039	$2,887	$2,669
Operating profit	730	668	584
Depreciation	24	24	27
Amortization of intangible assets	21	22	27
Operating profit as a % of sales	24.0%	23.1%	21.9%
Depreciation as a % of sales	0.8%	0.8%	1.0%
Amortization as a % of sales	0.7%	0.8%	1.0%
Sales Growth and Core Sales Growth

	2023 vs. 2022	2022 vs. 2021
Total sales growth GAAP	5.3%	8.1%
Impact of:
Acquisitions/divestitures	—%	—%
Currency exchange rates	(0.2)%	3.5%
Core sales growth (non-GAAP)	5.1%	11.6%

2023 Sales Compared to 2022
In 2023, total Water Quality segment sales increased 5.3% primarily as a result of increased core sales growth, which refers to the impact of both price and unit sales, driven by the factors discussed below. Additionally, the impact of currency translation increased reported sales 0.2% in 2023. Geographically, the increase in reported sales was driven by North America, which increased 6.5% offset by low-double digit decreases in China.
Core sales in the Water Quality segment increased 5.1% year-over-year compared to the comparable period of 2022. Price increases in the segment contributed 5.4% sales growth during 2023 as compared with 2022.
Geographically, the year-over-year increase in core sales was driven by North America, Western Europe and the high-growth markets, which increased 6.9%, 4.9% and 2.9%, respectively. The high-growth markets core sales increase was impacted by high single digit decreases in China. The increase in core sales was driven primarily by the chemical treatment solutions business and to a lesser extent by the analytical instrumentation business. Year-over-year core sales in the chemical treatment solutions business increased 9.0% as a result of higher core sales across all major served end-markets. Core sales in the analytical instrumentation business increased 3.2% driven primarily by higher core sales in the municipal and industrial end-markets. Core sales in the ultraviolet water disinfection and filtration business increased 4.5% in 2023, driven primarily by the municipal end-market.
Operating Profit Performance
Operating profit margins were 24.0% for the year ended December 31, 2023 as compared to 23.1% in 2022. The following factors impacted year-over-year operating profit margin comparisons:
2023 vs. 2022 operating profit margin comparisons were favorably impacted by:
•Higher 2023 core sales and incremental year-over-year cost savings associated with material costs, net of the impact of product mix and incremental year-over-year costs associated with labor and sales and marketing growth initiatives - 65 basis points
•2022 impairments of accounts receivable and inventory - 30 basis points
2023 vs. 2022 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred as a result of the separation from Danaher - 5 basis points

PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides instruments, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$1,982	$1,983	$2,031
Operating profit	472	488	496
Depreciation	15	16	17
Amortization of intangible assets	27	28	35
Operating profit as a % of sales	23.8%	24.6%	24.4%
Depreciation as a % of sales	0.8%	0.8%	0.8%
Amortization as a % of sales	1.4%	1.4%	1.7%

Sales Growth (Decline) and Core Sales Growth (Decline)

	2023 vs. 2022	2022 vs. 2021
Total sales growth (decline) GAAP	—%	(2.4)%
Impact of:
Acquisitions/divestitures	(0.7)%	1.0%
Currency exchange rates	(0.3)%	5.0%
Core sales (decline) growth (non-GAAP)	(1.0)%	3.6%
2023 Sales Compared to 2022
In 2023, total Product Quality & Innovation segment sales were flat, as a decline in core sales was offset by the impact of currency translation and acquisitions, which increased reported sales by 0.7% and 0.3%, respectively. Geographically, reported sales increased by 4.5% in Western Europe and 6.8% in Latin America offset by decreases across the majority of other geographies.
Core sales in the Product Quality & Innovation segment decreased 1.0% year-over-year. Price increases in the segment contributed 2.0% sales growth during 2023 as compared with 2022.
Geographically, the year-over-year decrease in core sales was driven by North America and the high-growth markets, which decreased 1.9% and 1.0%. The decrease in the high growth markets was driven by high single digit decreases in China partially offset by mid single digit increases in Latin America. Additionally, core sales in Western Europe grew 0.3% year-over-year. The year-over-year decrease in core sales was 0.9% in the marking and coding business and 1.2% in the packaging and color solutions products and services business.
Operating Profit Performance
Operating profit margins were 23.8% for the year ended December 31, 2023 as compared to 24.6% in 2022. The following factors impacted year-over-year operating profit margin comparisons.
2023 vs. 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of Argentine Peso devaluation on operations - 145 basis points
•2023 impairment charge related to customer relationships and a trade name - 60 basis points
•Costs incurred as a result of the separation from Danaher - 5 basis points
2023 vs. 2022 operating profit margin comparisons were favorably impacted by:
•Savings from restructuring actions, lower material costs net of lower 2023 core sales - 90 basis points
•The incremental net accretive effect of businesses acquired in 2022 on the current period - 35 basis points
•2022 impairments of accounts receivable and inventory in Russia - 5 basis points

NONOPERATING INCOME (EXPENSE)
During 2023, the Company recorded an impairment of $15 million related to an equity method investment, which is reflected in nonoperating income (expense). Refer to Note 7 to the Consolidated and Combined Financial Statements.

INTEREST COSTS
Interest expense was $30 million for 2023 as compared to $0 million in 2022, due to the Separation and the Company incurring debt for the first time in 2023.
For a further description of the Company’s debt as of December 31, 2023, refer to Note 12 to the Consolidated and Combined Financial Statements.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated and Combined Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be impacted by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, and changes in tax laws and regulations, and legislative policy changes (for example, any changes that may result from the OECD’s initiative on Base Erosion, Profit Shifting and Pillar 2). For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “Liquidity and Capital Resources” below.
The following table summarizes the Company’s effective tax rate:

	Year Ended December 31
	2023	2022	2021
Effective tax rate	23.4%	24.1%	17.8%
The Company’s effective tax rate for 2023 differs from the U.S. federal statutory rate of 21.0% due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, and state taxes, partially offset by net discrete tax benefits of $12 million. The net discrete tax benefits related primarily to excess tax benefits from stock-based compensation.
The Company’s effective tax rate for 2022 differs from the U.S. federal statutory rate of 21.0% due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, and state taxes, partially offset by net discrete tax benefits of $4 million. The net discrete tax benefits related primarily to excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions and audit settlements.
The Company’s effective tax rate for 2021 differs from the U.S. federal statutory rate of 21.0% due principally to net discrete tax benefits of $65 million primarily related to the release of reserves for uncertain tax positions from the expiration of statutes of limitation and audit settlements and excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions. The impact of the net discrete tax benefits were partially offset by the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, state taxes and changes in estimates associated with prior period uncertain tax positions.

The Company conducts business globally, and the Former Parent filed numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, Netherlands and the United Kingdom. Excluding these non-U.S. jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Combined Financial Statements given the geographic dispersion of the Company’s income.
The Company is routinely examined by various domestic and international taxing authorities. In connection with the Separation, the Company entered into certain agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “Separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “Separate” filings involve certain entities (primarily outside of the United States) that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, Danaher is liable for and has indemnified the Company against all income tax liabilities involving “Joint” filings for periods prior to the Separation. The Company remains liable for certain pre-Separation income tax liabilities including those related to the Company’s “Separate” filings.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted, as necessary. For a discussion of risks related to these and other tax matters, refer to “Item 1A. Risk Factors”.

COMPREHENSIVE INCOME
Comprehensive income increased by $61 million in 2023 as compared to 2022, primarily driven by gains from foreign currency translation adjustments offset by unrealized losses on a net investment hedge. The Company recorded a foreign currency translation gain of $29 million in 2023 primarily driven by the weakening of the U.S. dollar against most major currencies in the period compared to a loss of $100 million in 2022 primarily driven by the strengthening of the U.S. dollar against the euro, Canadian dollar and the British pound in 2022. The Company recorded a pension and postretirement plan benefit loss of $15 million in 2023 compared to a gain of $33 million in 2022. The Company recorded losses from net investment hedge adjustments related to the Company’s long-term debt in 2023 of $14 million.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices as well as credit risk, each of which could impact its Consolidated and Combined Financial Statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. The Company may also use derivative financial instruments to manage foreign exchange risks and interest rate risks. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its financial statements as a whole.
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and at times variable-rate debt. A change in interest rates on fixed-rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2023, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $149 million.
Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of its applicable subsidiary. The Company also faces translational exchange rate risk related to the translation of financial statements of its foreign operations into U.S. dollars, the Company’s functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on the Company’s net investment in non-U.S. subsidiaries is reflected in the accumulated other comprehensive income (loss) component of equity.
Currency exchange rates positively impacted 2023 reported sales on a year-over-year basis primarily due to the weakening of the U.S. dollar against most major currencies during 2023. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2023 would adversely impact the Company’s sales and results of operations on an overall basis. Any further weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2023 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt to hedge a portion of its net investments in non-U.S. operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated and Combined Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2023 would have reduced foreign currency-denominated net assets and equity by approximately $171 million. Refer to Note 13 to the Consolidated and Combined Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”

Credit Risk
The Company is exposed to potential credit losses in the event of nonperformance by counterparties to its financial instruments. Financial instruments that potentially subject the Company to credit risk consist of cash and temporary investments, receivables from customers. The Company places cash and temporary investments with various high-quality financial institutions throughout the world and exposure is limited at any one institution. Although the Company typically does not obtain collateral or other security to secure these obligations, it does regularly monitor the third-party depository institutions that hold its cash and cash equivalents. The Company’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of the Company’s customers. The Company’s businesses perform credit evaluations of their customers’ financial conditions as deemed appropriate and also obtain collateral or other security when deemed appropriate.
The Company enters into derivative transactions infrequently and typically with high-quality financial institutions, so that exposure at any one institution is limited.

LIQUIDITY AND CAPITAL RESOURCES
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the nine-month period ended September 29, 2023, only cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation, including the financing transactions described below, were included in the Combined Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Former Parent investment account of the Company.
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
During 2023, the Company completed the following financing transactions:
•Issued approximately $2.1 billion aggregate principal amount of senior unsecured notes in three series with maturity dates ranging from 2026 through 2033 (collectively, the “U.S. Dollar Notes”). Additionally, the Company issued €500 million principal amount of senior unsecured notes with a maturity date of 2031.
•Entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Credit Facility”). There were no outstanding amounts under the Credit Facility as of December 31, 2023. The Credit Facility includes an alternative currency sublimit up to an amount equal to 90% of the aggregate commitments and a $100 million swingline sublimit and provides for the issuance of swing loans. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the Credit Facility. There were no amounts outstanding under our commercial paper program as of December 31, 2023.
These financing activities yielded net proceeds of approximately $2.6 billion, of which approximately $2.6 billion was paid to Danaher in September 2023 as consideration for the contribution of assets to Veralto by Danaher in connection with the Separation. Refer to Note 12 of the Consolidated and Combined Financial Statements for more information related to the Company’s long-term indebtedness.
In connection with the issuance of the U.S. Dollar Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Notes for registered notes with terms that are substantially identical to the Notes of such series. Alternatively, if the exchange offers are not available or cannot be completed, we would be required to use commercially reasonable efforts to file, and cause to be declared effective, a shelf registration statement to cover resales of the Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on the Notes. We expect to file the required registration statement during the second half of 2024.

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:

($ in millions)	2023	2022	2021
Total operating cash flows	$963	$870	$896

Cash paid for acquisitions	$—	$(55)	$(60)
Payments for additions to property, plant and equipment	(54)	(34)	(54)
Proceeds from sales of property, plant and equipment	2	—	—
Proceeds from sale of product lines	—	—	26
All other investing activities	(3)	—	(9)
Net cash used in investing activities	$(55)	$(89)	$(97)

Proceeds from the issuance of common stock in connection with stock-based compensation	$4	$—	$—
Net transfers to Former Parent	(147)	(781)	(800)
Consideration paid to Former Parent in connection with Separation	(2,600)	—	—
Proceeds from borrowings	2,608	—	—
All other financing activities	—	—	1
Net cash used in financing activities	$(135)	$(781)	$(799)
•Operating cash flows from continuing operations increased $93 million, or 11%, during 2023 as compared to 2022, primarily due to significant decreases in cash used for working capital, the impact of deferred income taxes, net of lower net earnings, year-over-year increases in cash outflows related to prepaid expenses and other assets and accrued expenses and other liabilities.
•Net cash used in investing activities consisted primarily of capital expenditures and cash paid for acquisitions and investments, net of proceeds from the sale of property, plant and equipment, and decreased primarily as a result of lower cash paid for acquisitions in 2023 compared to 2022. Refer to Notes 2 and 10 to the Consolidated and Combined Financial Statements included in this Annual Report for a discussion of the Company’s acquisitions and investments.
•Net cash used in financing activities consisted primarily of proceeds raised from borrowings, of which $2.6 billion was paid to Former Parent in connection with the Separation, and transfers of cash to Former Parent prior to the Separation. Net cash used in financing activities decreased $646 million from 2023 to 2022 primarily as a result of transfers to Former Parent significantly decreasing compared to the prior period.

Dividends
The Company’s board of directors authorized a quarterly dividend of $0.09 per share of Company common stock totaling $22 million that was paid on January 31, 2024 to holders of record on December 29, 2023. There were no dividends paid during 2023.
Cash and Cash Requirements
As of December 31, 2023, the Company held $762 million of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 4.91%. Of the cash and cash equivalents, approximately $217 million was held within the United States and approximately $545 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets. The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions.
Repatriation of some cash held outside the United States may be restricted by local laws. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of December 31, 2023, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2023, the Company contributed $5 million to its defined benefit pension plans. During 2024, the Company’s cash contribution requirements for its defined benefit pension plans are forecasted to be approximately $6 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual and Other Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 8, 12, 15 and 16 to the Consolidated and Combined Financial Statements.
Legal Proceedings
Refer to Note 16 to the Consolidated and Combined Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
The Company’s amended and restated certificate of incorporation will require it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. The Company’s amended and restated by-laws will provide for similar indemnification rights. While the Company will maintain insurance for this type of liability, a significant deductible will apply to this coverage and any such liability could exceed the amount of the insurance coverage.

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s Consolidated and Combined Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 1 to the Consolidated and Combined Financial Statements.
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, customer relationships, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Refer to Notes 1, 2 and 9 to the Consolidated and Combined Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.

In performing its goodwill impairment testing, the Company estimates the fair value of its reporting units primarily using a market-based approach which relies on current trading multiples of forecasted EBITDA for peer companies and recent transactions for comparable companies operating in businesses similar to each of the Company’s reporting units to calculate an estimated fair value of each reporting unit. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, as well as judgments about recent market sale transactions of comparable companies and the comparability of selected peer companies. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
As of December 31, 2023, the Company had three reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis and the analysis after the change in the Company’s reporting units in 2023 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 150% to approximately 750%. To evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 125% to approximately 670%.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. Refer to Note 9 to the Consolidated and Combined Financial Statements for a description of intangible assets impairment charges recorded during 2023.
If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements. Historically, the Company’s estimates of goodwill and intangible assets have been materially correct.
Contingent Liabilities—As discussed in “Item 3. Legal Proceedings” and Note 16 to the Consolidated and Combined Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any legal contingency or contract settlement expense that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims, the cost of both pending and future claims and the value of the elements in the outcome. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the Consolidated and Combined Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 6 to the Consolidated and Combined Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires.
In addition, certain of the Company’s tax returns are currently under review by tax authorities (refer to “—Results of Operations—Income Taxes” and Note 6 to the Consolidated and Combined Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s financial statements, including its effective tax rate.
Corporate Allocations—Prior to the Separation, we operated as part of Danaher and not as a separate, publicly traded company. Accordingly, certain shared costs have been allocated to us and are reflected as expenses in the accompanying Combined Financial Statements. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by us. Refer to Note 18 to the Consolidated and Combined Financial Statements for a description of our corporate allocations and related-party transactions.

NEW ACCOUNTING STANDARDS
For a discussion of the new accounting standards impacting the Company, refer to Note 1 to the Consolidated and Combined Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Veralto Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Veralto Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated and combined statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill Impairment
Description of the Matter
As discussed in Note 1 and Note 9 to the consolidated and combined financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Total goodwill as of December 31, 2023 was $2.5 billion. To estimate the fair value of each reporting unit, the Company used a market approach based on a multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) derived from peer companies and recent market sale transactions of comparable companies.

Auditing management’s goodwill impairment test for the Company’s reporting units was challenging and judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the fair value estimates related to significant assumptions, such as the determination of the valuation methodology, the identification of peer companies to derive the EBITDA multiples, and the assessment of recent market sale transactions of comparable companies, involved a high degree of management judgment.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current third-party industry and economic data, and to the historical results of the Company’s reporting units. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in key assumptions. We also involved internal valuation specialists to assist in our evaluation of the methodology and significant assumptions used by the Company. In addition, we tested management’s reconciliation of the fair values of its reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Boston, Massachusetts
February 28, 2024

VERALTO CORPORATION
CONSOLIDATED AND COMBINED BALANCE SHEETS
($ in millions, except per share amount)

	As of December 31
	2023	2022
ASSETS
Current assets:
Cash and equivalents	$762	$—
Trade accounts receivable, less allowance for doubtful accounts of $36 as of December 31, 2023 and $34 as of December 31, 2022	826	816
Inventories	297	345
Prepaid expenses and other current assets	188	119
Total current assets	2,073	1,280
Property, plant and equipment, net	262	247
Other long-term assets	398	343
Goodwill	2,533	2,476
Other intangible assets, net	427	479
Total assets	$5,693	$4,825

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$431	$440
Accrued expenses and other liabilities	834	683
Total current liabilities	1,265	1,123
Other long-term liabilities	410	462
Long-term debt	2,629	—
Equity:
Preferred stock, $0.01 par value, as of December 31, 2023 and December 31, 2022, 15 million and 100 shares authorized, respectively; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, as of December 31, 2023 and December 31, 2022, 1.0 billion shares and 100 shares authorized, respectively; and 246.4 million shares and 100 shares issued and outstanding, respectively	2	—
Net Former Parent investment	—	4,189
Additional paid-in capital	2,157	—
Retained earnings	178	—
Accumulated other comprehensive loss	(954)	(954)
Total Veralto equity	1,383	3,235
Noncontrolling interests	6	5
Total equity	1,389	3,240
Total liabilities and equity	$5,693	$4,825

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2023	2022	2021
Sales	$5,021	$4,870	$4,700
Cost of sales	(2,120)	(2,110)	(1,987)
Gross profit	2,901	2,760	2,713
Operating costs:
Selling, general and administrative expenses	(1,536)	(1,431)	(1,428)
Research and development expenses	(225)	(217)	(244)
Operating profit	1,140	1,112	1,041
Nonoperating income (expense):
Other income (expense), net	(14)	1	6
Interest expense, net	(30)	—	—
Earnings before income taxes	1,096	1,113	1,047
Income taxes	(257)	(268)	(186)
Net earnings	$839	$845	$861

Net earnings per common share:
Basic	$3.41	$3.43	$3.50
Diluted	$3.40	$3.43	$3.50
Average common stock and common equivalent shares outstanding:
Basic	246.4	246.3	246.3
Diluted	246.8	246.3	246.3

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2023	2022	2021
Net earnings	$839	$845	$861
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	29	(100)	(88)
Pension and postretirement plan benefit adjustments	(15)	33	15
Unrealized loss on net investment hedge	(14)	—	—
Total other comprehensive income (loss), net of income taxes	—	(67)	(73)
Comprehensive income	$839	$778	$788

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
 ($ and shares in millions)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2021	—	$—	$—	$—	$3,989	$(814)	$4
Net earnings for the year	—	—	—	—	861	—	—
Net transfers to Former Parent	—	—	—	—	(800)	—	—
Other comprehensive loss	—	—	—	—	—	(73)	—
Former Parent common stock-based award activity	—	—	—	—	34	—	—
Balance, December 31, 2021	—	$—	$—	$—	$4,084	$(887)	$4
Net earnings for the year	—	$—	$—	$—	$845	$—	$—
Net transfers to Former Parent	—	—	—	—	(781)	—	—
Other comprehensive loss	—	—	—	—	—	(67)	—
Former Parent common stock-based award activity	—	—	—	—	41	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
Balance, December 31, 2022	—	$—	$—	$—	$4,189	$(954)	$5
Net earnings for the year	—	$—	$—	$200	$639	$—	$—
Common stock dividends declared	—	—	—	(22)	—	—	—
Recapitalization	246.3	2	—	—	(2)	—	—
Consideration paid to Former Parent in connection with Separation	—	—	—	—	(2,600)	—	—
Net transfers to Former Parent	—	—	—	—	(147)	—	—
Former Parent common stock-based award activity	—	—	—	—	35	—	—
Noncash adjustments to Former Parent's investment, net	—	—	2,114	—	(2,114)	—	—
Stock-based deferred compensation award activity	—	—	20	—	—	—	—
Common stock-based award activity	—	—	23	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
Balance, December 31, 2023	246.3	$2	$2,157	$178	$—	$(954)	$6

See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$839	$845	$861
Noncash items:
Depreciation	39	40	44
Amortization	48	50	62
Stock-based compensation expense	55	41	34
Gain on product line disposition	—	—	(8)
Impairment of Equity Method Investment	15	—	—
Change in deferred income taxes	(25)	(44)	(11)
Change in trade accounts receivable, net	2	(88)	(14)
Change in inventories	52	(38)	(75)
Change in trade accounts payable	(1)	23	65
Change in prepaid expenses and other assets	(54)	(5)	(21)
Change in accrued expenses and other liabilities	(7)	46	(41)
Net cash provided by operating activities	963	870	896
Cash flows from investing activities:
Cash paid for acquisitions	—	(55)	(60)
Payments for additions to property, plant and equipment	(54)	(34)	(54)
Proceeds from sales of property, plant and equipment	2	—	—
Proceeds from sale of product lines	—	—	26
All other investing activities	(3)	—	(9)
Net cash used in investing activities	(55)	(89)	(97)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	4	—	—
Net transfers to Former Parent	(147)	(781)	(800)
Consideration paid to Former Parent in connection with Separation	(2,600)	—	—
Proceeds from borrowings	2,608	—	—
All other financing activities	—	—	1
Net cash used in financing activities	(135)	(781)	(799)
Effect of exchange rate changes on cash and equivalents	(11)	—	—
Net change in cash and equivalents	762	—	—
Beginning balance of cash and equivalents	—	—	—
Ending balance of cash and equivalents	$762	$—	$—
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
On August 24, 2023, the Board of Directors of Danaher Corporation (“Danaher” or “Former Parent”) approved the separation of Danaher’s Environmental & Applied Solutions segment through the pro rata distribution of all of the issued and outstanding common stock of Veralto Corporation (“Veralto” or the “Company”) to Danaher's stockholders (the “Separation”). In connection with the Separation, on September 20, 2023, the net assets of the Veralto businesses were contributed to Veralto, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution the Company made a cash payment to Danaher in the amount of $2.6 billion. In addition, on September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. All per share amounts in the Consolidated and Combined Statements of Earnings have been retroactively adjusted to give effect to this recapitalization.
Veralto’s Registration Statement on Form 10, as amended, was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 11, 2023. In connection with the Separation, on September 29, 2023, Danaher and Veralto entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, employee matters agreement, tax matters agreement, an intellectual property matters agreement, a Veralto Enterprise System (“VES”) license agreement, and a framework agreement governing certain commercial arrangements between subsidiaries of Danaher and Veralto. In accordance with the tax matters agreement, Danaher is retaining certain net tax liabilities that are subject to joint and several liability between Danaher and the Company with respect to the taxable periods (or portions thereof) ended on or prior to the Separation.
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
Veralto’s unifying purpose is Safeguarding the World’s Most Vital Resources TM. Our diverse group of associates and leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality and Product Quality & Innovation. Through the Water Quality segment, the Company improves the quality and reliability of water through its leading brands Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
Basis of Presentation—The accompanying Consolidated and Combined Financial Statements present the historical financial position, results of operations, changes in Danaher’s equity and cash flows of the Environmental & Applied Solutions segment of Danaher (now, the “Company” or “Veralto”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the preparation of carved-out combined financial statements.
The Company historically operated as part of the Former Parent and not as a separate, publicly-traded company. The financial statements for the periods prior to the Separation have been derived from the Former Parent’s historical accounting records and are presented on a carve-out basis. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component of the Combined Financial Statements. The financial statements also include allocations of certain general, administrative, sales and marketing expenses from the Former Parent’s corporate office to the Company and the Former Parent’s investment, as applicable. The allocations have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of the Former Parent. Related-party allocations are discussed further in Note 18.

Following the Separation, the consolidated financial statements include the accounts of Veralto and those of our wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:
•The Consolidated Balance Sheet at December 31, 2023 consists of our consolidated balances, while the Combined Balance Sheet at December 31, 2022 consists of the combined balances of the Veralto businesses.
•The Consolidated and Combined Statement of Earnings and Statement of Comprehensive Income for the year ended December 31, 2023 consist of our consolidated results for the three months ended December 31, 2023 and the combined results of the Veralto businesses for the nine months ended September 29, 2023. The Combined Statements of Earnings and Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, consist of the combined results of the Veralto businesses.
•The Consolidated and Combined Statement of Equity for the year ended December 31, 2023 consists of our consolidated activity for the three months ended December 31, 2023 and the combined activity of the Veralto businesses for the nine months ended September 29, 2023. The Combined Statements of Equity for the years ended December 31, 2022 and 2021, consist of the combined activity of the Veralto businesses.
•The Consolidated and Combined Statement of Cash Flows for the year ended December 31, 2023 consists of our consolidated results for the three months ended December 31, 2023 and the combined results of the Veralto businesses for the nine months ended September 29, 2023. The Combined Statements of Cash Flows for the years ended December 31, 2022 and 2021, consist of the combined results of the Veralto businesses.
Net Former Parent investment, which includes retained earnings, represents Former Parent’s interest in the recorded net assets of the Company. All significant transactions between the Company and Former Parent have been included in the accompanying Consolidated and Combined Financial Statements. Transactions with Former Parent are reflected in the accompanying Consolidated and Combined Statements of Equity as “Net transfers to Former Parent” and in the accompanying Consolidated and Combined Balance Sheets within “Net Former Parent investment.”
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the nine-months ended September 29, 2023, only cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation have been included in the Combined Financial Statements. Other financial transactions relating to the business operations of the Company during the above period were accounted for through the Net Former Parent investment account of the Company.
The Consolidated and Combined Financial Statements may not be indicative of future performance and do not necessarily reflect what the Consolidated and Combined Statements of Earnings, Balance Sheets and Statements of Cash Flows would have been had the Company operated as a separate business during the periods presented.
Accounting Principles—The accompanying financial statements have been prepared in accordance with GAAP. The Consolidated and Combined Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of continuing operations, therefore earnings attributable to noncontrolling interests for continuing operations are not presented separately in the Company’s Consolidated and Combined Statements of Earnings. Earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ materially from these estimates.
Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated and Combined Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represents significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company’s allowance for doubtful accounts as of December 31, 2023 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $10 million, $9 million and $4 million of expense associated with doubtful accounts for the years ended December 31, 2023, 2022 and 2021, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2023 and 2022 are $153 million and $129 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out method.
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2023	2022
Finished goods	$126	$145
Work in process	42	51
Raw materials	129	149
Total	$297	$345
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for good and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets as of December 31, 2023 and 2022 are prepaid expenses of $143 million and $102 million, respectively. Also included in this account as of December 31, 2023 is a tax indemnification asset of $38 million as a result of the separation from Danaher.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased instruments	5 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.

The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2023	2022
Land and improvements	$15	$15
Buildings	202	199
Machinery and equipment	491	458
Customer-leased equipment	26	35
Gross property, plant and equipment	734	707
Less: accumulated depreciation	(472)	(460)
Property, plant and equipment, net	$262	$247
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company made no minority investments in 2023 and 2022 and made $9 million in minority investments in 2021. No significant realized or unrealized gains or losses were recorded in 2023, 2022 or 2021 with respect to these investments.
Other Assets—Other assets principally include noncurrent financing receivables, noncurrent deferred tax assets, operating lease right-of-use assets and other investments. Also included in this balance is the noncurrent portion of the tax indemnification asset of $22 million as of December 31, 2023.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 10 for the fair values of the Company’s long-term debt.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. The Company reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives and goodwill for impairment at least annually. Refer to Note 9 for additional information about the Company’s goodwill and other intangible assets.
Revenue Recognition—The Company derives revenues primarily from the sale of Water Quality and Product Quality & Innovation products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. For equipment and consumables sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and the Company records revenue for these product sales upon transfer of control to the customer, which may occur at shipment. For those FOB Shipping Point arrangements where risk of loss is not transferred until delivery, the Company transfers control and records revenue upon delivery of the product to the customer. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and service is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost method, which measures costs incurred relative to total estimated costs, provided that the Company meets the criteria associated with transferring control of the good or service over time.
Certain of the Company’s revenues relate to sales-type leases (“STL”) and operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. Equipment lease revenue for STL arrangements is recognized upon lease commencement. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the cost of customer-leased equipment is recorded within property, plant and equipment in the accompanying Consolidated and Combined Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated and Combined Statements of Earnings.
For a contract with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers. Allocation of the transaction price is determined at the contracts’ inception.
Shipping and Handling—Shipping and handling costs are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.
Advertising—Advertising costs are expensed as incurred.
Research and Development—The Company conducts research and development activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. Research and development costs are expensed as incurred.
Income Taxes—Prior to the Separation, the Company’s domestic and foreign operating results were included in the income tax returns of the Former Parent. The Company accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it filed separate tax returns. The accompanying Combined Balance Sheet as of December 31, 2022 does not contain current income tax payable or other long term income tax payable liabilities, with the exception of certain unrecognized tax benefits for which the Company could reasonably be considered to be the primary obligor. The amounts are deemed settled with the Former Parent when due and therefore are included in Former Parent’s equity.
Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in other assets and other liabilities in the Consolidated and Combined Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income (“GILTI”) is accounted for as a current tax expense in the year the tax is incurred.
Valuation allowances are recorded if it is more likely than not that some portion of the deferred income tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers various factors, including the expected level of future taxable income and available tax planning strategies. Any changes in judgment about the valuation allowance are recorded through income tax expense and are based on changes in facts and circumstances regarding realizability of deferred tax assets.
The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense in the Consolidated and Combined Statements of Earnings.

Productivity Improvement and Restructuring—The Company periodically initiates productivity improvement and restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with productivity improvement and restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the productivity improvement and restructuring activities when the associated liability is incurred.
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss). Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction losses were $45 million for the year ended December 31, 2023. Net foreign currency transaction gains or losses were not material for the years ended December 31, 2022 or 2021.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk. The Company has issued foreign currency denominated long-term debt as a partial hedge of its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. This foreign currency denominated long-term debt issuance is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of this debt instrument is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Refer to Note 13 for additional information.
Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) refers to certain gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Net investment hedge adjustments reflect the gains or losses on the foreign currency denominated long-term debt issuance designated as a nonderivative hedging instrument. Pension and postretirement plan benefit adjustments relate to unrecognized prior service credits and actuarial losses. Refer to Notes 13, 14 and 17 for additional information.
Loss Contingencies—The Company records a reserve for loss contingencies when it is both probable that a loss will be incurred and the amount of the loss is reasonably estimable. The Company evaluates pending litigation and other contingencies at least quarterly and adjusts the reserve for such contingencies for changes in probable and reasonably estimable losses. The Company includes an estimate for related legal costs at the time such costs are both probable and reasonably estimable.
Accounting for Stock-Based Compensation—Certain employees of the Company participate in Veralto’s shared-based compensation plans which include stock options and restricted stock units (“RSUs”). We had no stock-based compensation plans prior to the Separation; however certain of our employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”). The expense associated with our employees who participated in the Danaher Plans was allocated to us in the accompanying Consolidated and Combined Statements of Earnings for the associated periods prior to the Separation. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 17 for additional information on the stock-based compensation plans in which certain employees of the Company participate.
Pension and Postretirement Benefit Plans—The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss). Refer to Note 14 for additional information on the Company’s pension and postretirement plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements in ASC 280, Segment Reporting, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related segment disclosures.
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The ASU requires that a joint venture apply a new basis of accounting upon formation in which the joint venture will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company early adopted the ASU effective September 30, 2023 on a prospective basis.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies the guidance in ASC 820, Fair Value Measurement, related to the measurement of the fair value of an equity security subject to contractual sale restrictions and introduces disclosure requirements related to such equity securities. The Company early adopted the ASU effective July 1, 2022 and the impact of the adoption was not significant.
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the ASU effective January 1, 2021 and did not apply the standard to immaterial transactions that occurred in 2021. The impact of the adoption of the ASU was not significant.
In August 2020, FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per common share for convertible instruments. On January 1, 2022, the Company adopted the ASU and the ASU did not have a significant impact on the Company’s financial statements.

NOTE 2. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s Consolidated and Combined Financial Statements. This goodwill arises because the purchase prices for these businesses exceed the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment.

The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2023.
The Company had no acquisitions for the year ended December 31, 2023.
During 2022, the Company acquired three businesses for a total consideration of $55 million in cash, net of cash acquired and recorded goodwill and intangible assets of $38 million and $18 million, respectively. The businesses acquired complement existing units of the Company’s Product Quality & Innovation segment.
During 2021, the Company acquired two businesses for total consideration of $60 million in cash, net of cash acquired and recorded goodwill and intangible assets of $48 million and $12 million, respectively. The businesses acquired complement existing units of both of the Company’s segments.

NOTE 3. CAPITAL STOCK AND NET EARNINGS PER COMMON SHARE
Capital Stock
Under Veralto’s amended and restated certificate of incorporation, as of December 31, 2023, Veralto’s authorized capital stock consists of 1.0 billion common shares with par value $0.01 per share and 15 million preferred shares with par value $0.01 per share. On September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. On September 30, 2023, Danaher distributed all of Veralto’s issued and outstanding common stock to Danaher’s stockholders. No preferred shares were issued or outstanding on December 31, 2023. Each share of Veralto common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Veralto’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Veralto through certain types of takeover practices.
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
We were incorporated on October 26, 2022, accordingly, we had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding immediately after the recapitalization described above was 246.3 million and is utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.
Information related to the calculation of net earnings per common share from continuing operations for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2023	2022	2021
Numerator:
Net earnings	$839	$845	$861

Denominator:
Weighted average common shares outstanding used in Basic EPS	246.4	246.3	246.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs	0.4	—	—
Weighted average common shares outstanding used in Diluted EPS	246.8	246.3	246.3

Basic EPS	$3.41	$3.43	$3.50
Diluted EPS	$3.40	$3.43	$3.50

NOTE 4. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues.

	Water Quality	Product Quality & Innovation	Total
Year ended December 31, 2023:
Geographical region:
North America(a)	$1,694	$659	$2,353
Western Europe	536	584	1,120
Other developed markets	65	53	118
High-growth markets(b)	744	686	1,430
Total	$3,039	$1,982	$5,021

Revenue type:
Recurring	$1,727	$1,227	$2,954
Nonrecurring	1,312	755	2,067
Total	$3,039	$1,982	$5,021

Year ended December 31, 2022:
Geographical region:
North America(a)	$1,590	$670	$2,260
Western Europe	500	559	1,059
Other developed markets	67	56	123
High-growth markets(b)	730	698	1,428
Total	$2,887	$1,983	$4,870

Revenue type:
Recurring	$1,663	$1,196	$2,859
Nonrecurring	1,224	787	2,011
Total	$2,887	$1,983	$4,870

Year ended December 31, 2021:
Geographical region:
North America (a)	$1,408	$646	$2,054
Western Europe	490	609	1,099
Other developed markets	61	58	119
High-growth markets (b)	710	718	1,428
Total	$2,669	$2,031	$4,700

Revenue type:
Recurring	$1,491	$1,169	$2,660
Nonrecurring	1,178	862	2,040
Total	$2,669	$2,031	$4,700
(a) The Company defines North America as the United States and Canada.
(b) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.

The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and OTLs. Nonrecurring revenue includes sales from equipment and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2023, 2022 and 2021, lease revenue was $86 million, $69 million and $61 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term consumable supply arrangements, extended warranty and service and other long-term contracts. These remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term consumable supply arrangements with no minimum purchase requirements or revenue expected from purchases made in excess of the minimum purchase requirements or revenue from equipment leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $290 million. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months, 34% over the subsequent 12 months, and the remainder recognized thereafter.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Combined Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2023 and 2022, contract liabilities were approximately $223 million and $206 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets. Revenue recognized during the years ended December 31, 2023 and 2022 that was included in the opening contract liability balance was approximately $187 million and $169 million, respectively.

NOTE 5. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments consisting of the Water Quality and Product Quality & Innovation segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at combined totals.

Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2023	2022	2021
Sales:
Water Quality	$3,039	$2,887	$2,669
Product Quality & Innovation	1,982	1,983	2,031
Total	$5,021	$4,870	$4,700

Operating profit:
Water Quality	$730	$668	$584
Product Quality & Innovation	472	488	496
Other	(62)	(44)	(39)
Total	$1,140	$1,112	$1,041

Identifiable assets:
Water Quality	$2,508	$2,544	$2,550
Product Quality & Innovation	2,289	2,281	2,290
Other	896	—	—
Total	$5,693	$4,825	$4,840

Depreciation and amortization of intangible assets:
Water Quality	$45	$46	$54
Product Quality & Innovation	42	44	52
Other	—	—	—
Total	$87	$90	$106

Capital expenditures, gross:
Water Quality	$29	$25	$35
Product Quality & Innovation	17	9	19
Other	8	—	—
Total	$54	$34	$54

Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales:
United States	$2,177	$2,094	$1,890
China	356	395	416
Germany	257	251	273
All other (each country individually less than 5% of total sales)	2,231	2,130	2,121
Total	$5,021	$4,870	$4,700

Property, plant and equipment, net:
United States	$179	$168	$171
United Kingdom	14	15	16
Germany	23	21	23
All other (each country individually less than 5% of total property, plant and equipment, net)	46	43	50
Total	$262	$247	$260

NOTE 6. INCOME TAXES
Prior to the Separation, the Company’s operating results were included in Danaher’s various consolidated U.S. federal and certain state income tax returns, as well as certain foreign returns. For periods prior to the Separation, the Company’s Consolidated and Combined Financial Statements reflect income tax expense and deferred tax balances as if the Company had filed tax returns on a standalone basis separate from Danaher. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise for periods prior to the Separation.
Earnings from operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
United States	$484	$528	$432
Non-U.S.	612	585	615
Total	$1,096	$1,113	$1,047
The provision for income taxes from operations for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
Current:
Federal U.S.	$86	$107	$41
Non-U.S.	169	177	137
State and local	27	28	19
Deferred:
Federal U.S.	(19)	(22)	(6)
Non-U.S.	(4)	(17)	(3)
State and local	(2)	(5)	(2)
Income tax provision	$257	$268	$186
The Company has earnings that have been taxed previously in the United States (“PTEP”) as of December 31, 2023 which can be repatriated subject to foreign withholding and U.S. state income taxes. The Company intends to permanently reinvest its earnings in non-U.S. operations except to the extent of PTEP. The potential tax implications of repatriating unremitted earnings are driven by the facts at the time of distribution. The incremental cost to repatriate these earnings is not expected to be material.

The effective income tax rate from operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pre-Tax Earnings
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	1.9	1.7	1.5
Non-U.S. rate differential	3.5	2.7	2.2
US Taxation of Foreign Earnings	(2.1)	(1.5)	(1.1)
Change in uncertain tax positions	—	1.0	(3.5)
R&D and other tax credits	(1.3)	(0.3)	(0.4)
Other	1.0	0.1	—
Net excess tax benefits from stock-based compensation	(0.6)	(0.6)	(1.9)
Effective income tax rate	23.4%	24.1%	17.8%
The Company’s effective tax rate for 2023, 2022 and 2021 differs from the U.S. federal statutory rate of 21.0%, due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, state taxes, as well as the impact of the following:
•The effective tax rate of 23.4% in 2023 includes net tax benefits primarily related to excess tax benefits from stock-based compensation. This decreased the reported rate on a net basis by 1.0%.
•The effective tax rate of 24.1% in 2022 includes net tax benefits primarily related to excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions and audit settlements. These items decreased the reported rate on a net basis by 0.4%.
•The effective tax rate of 17.8% in 2021 includes net tax benefits primarily related to the release of reserves for uncertain tax positions from the expiration of statutes of limitation and audit settlements and excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 6.2%.

Following the Separation, we made income tax payments of $113 million. Prior to the Separation, we did not make any income tax payments because we were dependent on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries.
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Included in deferred income taxes as of December 31, 2023 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $1 million and $32 million, respectively, of which the Company does not expect to realize and has corresponding valuation allowances on most of the net operating losses. Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2023 through 2043.
Significant components of the Company’s deferred tax assets and liabilities from operations at the end of each fiscal year were as follows:

	2023	2022
Deferred Tax Assets:
Allowance for doubtful accounts	$6	$6
Inventories	18	22
Employee benefit plans	7	9
Other accruals and prepayments	79	89
Stock-based compensation expense	14	15
Operating lease liabilities	31	31
Capitalized research and development costs	46	25
Tax credit, operating loss and capital loss carryforwards	34	30
Net Investment Hedge	4	—
Deferred service income	—	—
Valuation allowances	(29)	(25)
Total Deferred Tax Assets	210	202
Deferred Tax Liabilities:
Depreciation	(12)	(10)
Operating lease right-of-use assets	(29)	(30)
Goodwill and other intangible assets	(242)	(262)
Total Deferred Tax Liability	(283)	(302)
Net Deferred Tax Liability	$(73)	$(100)
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Combined Balance Sheets.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The valuation allowances in 2023 and 2022 are primarily attributable to foreign net operating loss carryforwards.
Net operating loss carryforwards of $33 million as of December 31, 2023 are available to reduce future tax obligations of certain U.S. and foreign companies. The net operating loss carryforwards have various expiration dates beginning in 2024 with certain jurisdictions having indefinite carryforward periods.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which imposes a new corporate alternative minimum tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The CAMT is effective for tax years beginning after December 31, 2022, while the excise tax applies to repurchases of stock after December 31, 2022. The effective dates of the energy related incentives vary. In response to a technical inquiry, the FASB provided guidance permitting a company to make an accounting policy election to either consider the effect of CAMT when evaluating the need for, and the amount of, a valuation allowance or account for the effects on deferred tax assets in the period they arise. The Company has elected to account for the effects of CAMT on deferred tax assets in the period they arise. The Company evaluated the impact of the IRA and concluded that it does not have a material impact on the Company’s Consolidated Financial Statements.

As of December 31, 2023, gross unrecognized tax benefits totaled $97 million ($82 million, net of the impact of $34 million of indirect tax benefits offset by $19 million associated with potential interest and penalties). As of December 31, 2022, gross unrecognized tax benefits totaled $94 million ($76 million, net of the impact of $30 million of indirect tax benefits offset by $12 million associated with potential interest and penalties). The Company recognized approximately $1 million of net tax expense from potential interest and penalties during 2023, $2 million of net tax benefits from the reversal of potential interest and penalties during 2022, and $9 million of net tax expense from potential interest and penalties during 2021 associated with uncertain tax positions. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, $2 million would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Combined Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 11.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows ($ in millions):

	2023	2022	2021
Unrecognized tax benefits, beginning of year	$94	$81	$115
Additions based on tax positions related to the current year	—	8	7
Additions for tax positions of prior years	2	11	1
Reductions for tax positions of prior years	2	—	—
Acquisitions, divestitures and other	4	—	—
Statute of limitations expirations	(1)	(1)	(40)
Settlements	(4)	(4)	(1)
Effect of foreign currency translation	—	(1)	(1)
Unrecognized tax benefits, end of year	$97	$94	$81

The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. However, based on the uncertainties associated with finalizing audits with the relevant tax authorities including formal legal proceedings, it is not possible to reasonably estimate the impact of any such change.
The Company conducts business globally, and the Former Parent filed numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, Netherlands and the United Kingdom. Excluding these non-U.S. jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Combined Financial Statements given the geographic dispersion of the Company’s income.
The Company is routinely examined by various domestic and international taxing authorities. In connection with the Separation, the Company entered into certain agreements with Danaher, including a tax matters agreement. The tax matters agreement distinguishes between the treatment of tax matters for “Joint” filings compared to “Separate” filings prior to the Separation. “Joint” filings involve legal entities, such as those in the United States, that include operations from both Danaher and the Company. By contrast, “Separate” filings involve certain entities (primarily outside of the United States) that exclusively include either Danaher’s or the Company’s operations, respectively. In accordance with the tax matters agreement, Danaher is liable for and has indemnified the Company against all income tax liabilities involving “Joint” filings for periods prior to the Separation. The Company remains liable for certain pre-Separation income tax liabilities including those related to the Company’s “Separate” filings.
Pursuant to U.S. tax law, the Company expects to file its initial U.S. federal income tax return for the 2023 short tax year with the IRS during 2024. Therefore, the IRS has not yet begun an examination of the Company’s initial U.S. federal income tax return. The Company’s operations in certain U.S. states and foreign jurisdictions remain subject to routine examination.

NOTE 7. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	2023	2022	2021
Other components of net periodic benefit costs	$1	$1	$(2)
Unrealized investment gains (losses)	(15)	—	—
Gains on sale of product lines	—	—	8
Total other income (expense), net	$(14)	$1	$6
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components of net period benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest.
Impairment of Equity Method Investments
During 2023, the Company recorded an impairment of $15 million related to an equity method investment, which is reflected in nonoperating income (expense).
Gains on Sale of Product Lines
During 2021 the Company divested certain product lines for a cash purchase price, net of cash transferred and transaction costs, of $26 million and recognized a pretax gain on sale of $8 million ($7 million after-tax). The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

NOTE 8. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 18 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2023 and 2022. Right-of-use (“ROU”) assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets.
The Consolidated and Combined Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in millions):

	2023	2022	2021
Consolidated and Combined Statements of Earnings
Fixed operating lease expense (a)	$43	$40	$45
Variable operating lease expense	12	13	13
Total operating lease expense	$55	$53	$58

Consolidated and Combined Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$41	$40	$46
ROU assets obtained in exchange for operating lease obligations	52	24	17

Consolidated and Combined Balance Sheets		December 31, 2023	December 31, 2022
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$144	$117

Operating lease liabilities - current	Accrued expenses and other liabilities	$33	$32
Operating lease liabilities - long-term	Other long-term liabilities	115	91
Total operating lease liabilities		$148	$123

Weighted average remaining lease term		8 years	6 years
Weighted average discount rate		4.1%	2.6%
(a) Includes short-term leases and sublease income, both of which were immaterial.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023 ($ in millions):

2024	$38
2025	29
2026	22
2027	17
2028	13
Thereafter	56
Total operating lease payments	175
Less: imputed interest	(27)
Total operating lease liabilities	$148
As of December 31, 2023, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 2, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and noncontrolling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across the reporting units.
The Company estimates the fair value of its reporting units using a market approach, based on current trading multiples of EBITDA for peer companies operating in businesses similar to each of the Company’s reporting units, in addition to recent market sale transactions of comparable companies. In determining the estimated fair value of each reporting unit, the Company also applies a control premium to the trading multiples of EBITDA for peer companies. If the estimated fair value of the reporting unit is less than its carrying value, the Company will impair the goodwill for the amount of the carrying value in excess of the fair value.
As of December 31, 2023, the Company had three reporting units for goodwill impairment testing. As of the date of the 2023 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $534 million to approximately $1.3 billion. No goodwill impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021 and no “triggering” events have occurred subsequent to the performance of the 2023 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Water Quality	Product Quality & Innovation	Total
Balance, January 1, 2022	$1,315	$1,187	$2,502
Attributable to 2022 acquisitions	—	38	38
Adjustments due to finalization of purchase price allocations	—	1	1
Foreign currency translation and other	(38)	(27)	(65)
Balance, December 31, 2022	1,277	1,199	2,476
Adjustments due to finalization of purchase price allocations	—	2	2
Foreign currency translation and other	28	27	55
Balance, December 31, 2023	$1,305	$1,228	$2,533
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite – lived intangibles:
Customer relationships	$595	$(502)	$588	$(457)
Patents, technology and other intangibles	277	(246)	271	(228)
Total finite – lived intangibles	872	(748)	859	(685)
Indefinite – lived intangibles:
Trademarks and trade names	303	—	305	—
Total intangibles	$1,175	$(748)	$1,164	$(685)
During 2022, the Company acquired finite-lived intangible assets, consisting primarily of developed technology and customer relationships. Refer to Note 2 for additional information on the intangible assets acquired.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The Company identified impairment triggers during the second and third quarters of 2023 and the second quarter of 2022 which resulted in the impairment charges of certain long-lived assets, including technology, customer relationships and trade names. In 2023 and 2022, the Company recorded impairment charges totaling $12 million and $9 million, respectively, related to these long-lived assets in selling, general and administrative expenses in the Consolidated and Combined Statements of Earnings.
Total intangible amortization expense in 2023, 2022 and 2021 was $48 million, $50 million and $62 million, respectively. Based on the intangible assets recorded as of December 31, 2023, amortization expense is estimated to be approximately $30 million during 2024, $15 million during 2025, $12 million during 2026, $11 million during 2027 and $8 million during 2028.

NOTE 10. FAIR VALUE MEASUREMENTS
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value for assets and liabilities required to be carried at fair value and provide for certain disclosures related to the valuation methods used within the valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows.
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, or other observable characteristics for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation.
•Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Deferred compensation liabilities	$23	$—	$—	$23
December 31, 2022
Deferred compensation liabilities	$22	$—	$—	$22
Certain management employees participate in our nonqualified deferred compensation programs, which permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of the compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated and Combined Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within our defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Prior to the Separation, certain management employees of the Company participated in Danaher's nonqualified deferred compensation programs with similar terms except that earnings rates for amounts contributed unilaterally by Former Parent were entirely based on changes in the value of Danaher's common stock.
In connection with the Separation, Veralto established a deferred compensation program which was designed to replicate Danaher’s. Accounts in Danaher’s deferred compensation programs held by Veralto employees at the time of the Separation were converted into accounts in the Veralto deferred compensation program based on the “concentration method” designed to maintain the economic value before and after the Separation date using the relative fair market value of the Danaher and Veralto common stock as of the date of the Separation. Prior to the Separation, the entire value of the Veralto employees’ deferred compensation program accounts in Danaher’s deferred compensation programs was recorded in other long-term liabilities. Upon conversion of these accounts to the Veralto deferred compensation program, $20 million of deferred compensation liabilities were reclassified from other long-term liabilities to additional paid-in capital, representing the value of the deferred compensation that will ultimately be settled in Veralto common stock.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows ($ in millions):

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,629	$2,710	$—	$—
As of December 31, 2023, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 14 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 11. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2023		2022
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$184	$44	$211	$57
Pension and postretirement benefits	6	30	5	13
Taxes, income and other	139	185	66	264
Deferred revenue	208	15	192	14
Sales and product allowances	27	—	27	—
Operating lease liabilities	33	115	32	91
Other	237	21	150	23
Total	$834	$410	$683	$462

NOTE 12. FINANCING
The components of the Company’s debt as of December 31 were as follows (amounts in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	2023	2022
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the “2026 Notes”)	$696	$—
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the “2028 Notes”)	695	—
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the “2031 Notes”)	546	—
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	692	—
Long-term debt	$2,629	$—
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
The Company recorded $24 million of debt discounts and debt issuance costs related to the Notes. Debt issuance costs are presented as a reduction of debt in the Consolidated and Combined Balance Sheets and are amortized as a component of interest expense over the term of the related debt.

The proceeds of the Notes were distributed to Danaher during September as partial consideration for the net assets contributed to Veralto in advance of the Separation on September 30, 2023.
In connection with the issuance of the U.S. Dollar Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use commercially reasonable efforts to file with the U.S. Securities and Exchange Commission, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Notes for registered notes with terms that are substantially identical to the Notes of such series. Alternatively, if the exchange offers are not available or cannot be completed, we would be required to use commercially reasonable efforts to file, and cause to be declared effective, a shelf registration statement to cover resales of the Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on the Notes.
Credit Facility
On August 31, 2023, the Company entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Credit Facility”). There were no outstanding amounts under the Credit Facility as of December 31, 2023. The Credit Facility includes an alternative currency sublimit up to an amount equal to 90% of the aggregate commitments and a $100 million swingline sublimit and provides for the issuance of swing loans.
Borrowings under the Credit Facility bear interest at the Company’s option as follows: (i) in the case of borrowings denominated in U.S. dollars, (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the Term SOFR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating); and (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Credit Agreement) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1.0%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on one-month interest period plus 1.0%) and (d) 1.0%, plus in each case the Applicable Rate (a margin of between 0.0 to 30.0 basis points, depending on the Company’s long-term debt credit rating); and (ii) in the case of borrowings denominated in euros, Alternative Currency Loans (as defined in the Credit Agreement) bear interest at EURIBOR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating). In addition, the Company is required to pay a per annum facility fee of between 8.0 and 20.0 basis points (depending on the Company’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage. The Company’s current credit rating as of December 31, 2023 is Baa1/BBB and the associated facility fee is 9.0 basis points.
The Credit Facility contains affirmative and negative covenants customary to financings of this type that, among other things, limits the Company and its subsidiaries’ ability to incur additional liens and to make certain fundamental changes. In addition, the Credit Facility contains a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio of 3.75:1.00 that will be tested beginning with the quarter ended on September 29, 2023. The Company intends to use the Credit Facility for liquidity support for the Company’s commercial paper programs and for general corporate purposes. Outstanding commercial paper directly reduces borrowing capacity under the Credit Facility. There were no amounts outstanding under the commercial paper program as of December 31, 2023.
Debt issuance costs related to the credit facility were not material.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2024	$—
2025	—
2026	700
2027	—
2028	700
Thereafter	1,233
The Company made no interest payments for the years ended December 31, 2023, 2022 and 2021.

NOTE 13. HEDGING TRANSACTIONS
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
The following table summarizes the notional values as of December 31, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Loss Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2023:
Foreign currency denominated debt	$546	$546	$(19)	$—
There was no foreign currency denominated debt as of December 31, 2022.
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 17, as these items are attributable to the Company’s hedges of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the year ended December 31, 2023. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the year ended December 31, 2023 and, should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Consolidated and Combined Balance Sheets within Long-term debt as of December 31, 2023.

NOTE 14. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
Certain of the Company's employees participate in noncontributory defined benefit pension plans and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following sets forth the funded status of the Company's plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2023	2022
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(142)	$(182)
Service cost	(5)	(6)
Interest cost	(4)	(1)
Participant contributions	(2)	(2)
Plan settlements and curtailments	—	4
Benefits and other expenses paid	6	2
Actuarial (loss) gain	(14)	38
Foreign exchange rate impact and other	(10)	5
Benefit obligation at end of year	(171)	(142)
Change in plan assets:
Fair value of plan assets at beginning of year	124	123
Actual return on plan assets	1	3
Employer contributions	5	5
Participant contributions	2	2
Settlements	—	(4)
Benefits and other expenses paid	(6)	(2)
Foreign exchange rate impact	9	(3)
Fair value of plan assets at end of year	135	124
Funded status	$(36)	$(18)
The largest contributor to the net actuarial loss affecting the benefit obligation in 2023 was a decrease in the 2023 discount rate compared to the prior period. The largest contributor to the net actuarial gain affecting the benefit obligation in 2022 was an increase in the discount rates compared to the prior period.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBOs in excess of plan assets ($ in millions):

	2023	2022
Projected benefit obligation	$171	$92
Fair value of plan assets	135	72
The year-over-year change in the amounts above reflects the benefit plans with a PBO in excess of the fair value of plan assets.
Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans and postretirement benefit plans with ABOs in excess of plan assets ($ in millions):

	2023	2022
Accumulated benefit obligation	$157	$62
Fair value of plan assets	135	53
The year-over-year change in the amounts above reflects the benefit plans with an ABO in excess of the fair value of plan assets.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2023	2022
Discount rate	2.0%	2.9%
Rate of compensation increase	2.5%	2.5%

In 2023, the medical trend rate used to determine the postretirement benefit obligation was 5.9%. The rate decreases gradually to an ultimate rate of 4.0% by 2048 and remains at that level thereafter. In 2022, the medical trend rate used to determine the postretirement benefit obligation was 5.3%, gradually decreasing to an ultimate rate of 4.0% by 2046 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost) ($ in millions):

	2023	2022
Service cost	$(5)	$(6)
Interest cost	(4)	(1)
Expected return on plan assets	4	2
Amortization of prior service credit	1	1
Amortization of net loss	—	(1)
Net periodic pension cost	$(4)	$(5)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans other than service cost are included in other income (expense), net in the Consolidated and Combined Statements of Earnings.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	2023	2022
Discount rate	2.9%	0.6%
Expected long-term return on plan assets	3.1%	2.3%
Rate of compensation increase	2.5%	2.1%
The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year.
Included in accumulated other comprehensive income (loss) as of December 31, 2023 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $8 million ($6 million, after-tax) and unrecognized actuarial gains of approximately $8 million ($7 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2023.
Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 2.0% to 3.3% in 2023 and 1.3% to 3.5% in 2022, with a weighted average rate of return assumption of 3.1% in 2023 and 2.3% in 2022.
Pension Plan Assets
The Company’s pension plan assets are invested in various insurance contracts as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the Consolidated and Combined Financial Statements.
Insurance contracts are valued based upon the quoted prices of the underlying investments with the insurance company and are considered a Level 2 investment. The fair value of plan assets as of December 31, 2023 and 2022 was $135 million and $124 million, respectively.
The method described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methods are appropriate and consistent with the methods used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Expected Contributions
During 2024, the Company’s cash contribution requirements for its pension plans are expected to be approximately $6 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

2024	$7
2025	8
2026	8
2027	8
2028	10
2029 - 2033	48
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
Expense for all defined benefit and defined contribution pension plans amounted to $52 million, $44 million and $42 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 15. COMMITMENTS
Warranties
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of December 31, 2023 and 2022, the Company had accrued warranty liabilities of $34 million and $32 million, respectively.
Purchase Obligations
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2023, the aggregate amount of the Company’s purchase obligations totaled approximately $182 million and the majority of these obligations are expected to be settled during 2024.

NOTE 16. LITIGATION AND CONTINGENCIES
The Company is subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of its business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. The Company may also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by the Company or its predecessors. The types of claims made in lawsuits include claims for compensatory damages, consequential damages, punitive damages and/or injunctive relief.
While we maintain general, products, property, workers’ compensation, automobile, cargo, aviation, crime, cyber, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, we purchase outside insurance coverage only for severe losses and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third-parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.

The Company records a liability in the Consolidated and Combined Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible it is disclosed and if the loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends together with statistical and other factors. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require the Company to adjust the loss contingency estimates that have been recorded in the financial statements, record estimates for liabilities or assets previously not susceptible to reasonable estimates or pay cash settlements or judgments.
In addition, the Company’s operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
In addition to environmental compliance costs, the Company from time to time incurs costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. The Company may also from time to time become party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of, or exposure to, hazardous substances. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim.
While the Company actively pursues insurance recoveries, as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s Consolidated and Combined Financial Statements.
As of December 31, 2023, we had approximately $108 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on its Consolidated and Combined Financial Statements.

NOTE 17. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stock-Based Compensation
We had no stock-based compensation plans prior to the Separation; however certain of our employees participated in the Danaher Plans, which provided for the grants of stock options, PSUs, and RSUs among other types of awards. Prior to the Separation, Danaher allocated stock-based compensation expense to the Company based on Veralto employees participating in the Danaher Plans. This is reflected in the accompanying Consolidated and Combined Statements of Earnings for periods prior to the Separation.
Outstanding performance-based RSUs and PSUs of Danaher held by our employees with pending performance goals of Danaher at the Separation date were canceled and replaced with Veralto time-based RSUs with comparable value and vesting requirements. All other terms of these equity awards continued unchanged following the conversion or replacement.

In connection with the Separation, the Company adopted the 2023 Omnibus Incentive Plan (the “Stock Plan”) and outstanding equity awards of the Former Parent held by Veralto employees were converted into or replaced with awards of Veralto common stock under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the Separation date using the ratio of the Veralto common stock fair market value relative to the Danaher common stock fair market value prior to the Separation. The incremental stock-based compensation expense to be recorded as a result of this equity award conversion is $10 million, with $7 million recognized after the Separation in the fourth quarter of 2023 and an additional $3 million recognized over the remaining service period. For each equity award holder, the intent was to maintain the economic value of the equity awards before and after the Separation. The terms of the equity awards, such as the award period, exercisability and vesting schedule, as applicable, generally continue unchanged. Other than converted or replacement equity awards of Veralto issued in replacement of the Former Parent’s restricted stock units (“RSUs”) and stock options, the terms of the converted or replacement equity awards of Veralto (e.g., vesting date and expiration date) continued unchanged.
The equity compensation awards granted by the Company generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances, including following a qualifying retirement. To cover the exercise of options and vesting of RSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances.
The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award as of the grant date. The Company recognizes the compensation expense over the requisite service period (which is generally the vesting period but may be shorter than the vesting period if the employee becomes retirement eligible before the end of the vesting period). For awards issued after the Separation the fair value for RSU awards was calculated using the closing price of the Company’s common stock on the date of grant, adjusted for the fact that RSUs do not accrue dividends. The fair value of the options granted was calculated using a Black-Scholes Merton option pricing model (“Black-Scholes”).
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

2023
Risk-free interest rate	4.6 – 4.7%
Weighted average volatility	32.7 – 35.7%
Dividend yield	—%
Expected years until exercise	5 – 7

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term. Expected volatility is based on the average historical stock price volatility of a group of peer companies for the expected term of the options. The dividend yield is calculated by dividing the Company’s annual common stock dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. To estimate the option exercise timing used in the valuation model (which impacts the risk-free interest rate and the expected years until exercise), in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise experience for previously granted options. The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods, as indicated by the ranges set forth in the table above for the risk-free interest rate and the expected years until exercise.
The amount of stock-based compensation expense recognized during a period is also based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.
The Company’s total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $55 million, $41 million, and $34 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Earnings. As of December 31, 2023, $32 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2023, $37 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions, except weighted average exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	—	$—
Awards converted from Former Parent plan	5.7	58.22
Granted	0.1	77.53
Exercised	(0.1)	31.81
Cancelled/forfeited	(0.1)	78.05
Outstanding as of December 31, 2023	5.6	58.93	6.3	$141
Vested and expected to vest as of December 31, 2023 (a)	5.6	$58.48	6.1	$141
Vested as of December 31, 2023	3.0	$42.94	4.6	$120
(a)    The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The weighted average per share grant-date fair values of options granted during 2023 was $34.52.
Options outstanding as of December 31, 2023 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$18.36 to $33.18	1.0	$25.09	2	1.0	$25.09
$33.19 to $52.39	1.3	36.78	5	1.1	36.42
$52.4 to $75.81	1.3	63.84	7	0.6	61.25
$75.82 to $83.25	1.1	81.91	9	0.1	78.41
$83.26 to $100.12	0.9	90.56	8	0.3	91.86
The aggregate intrinsic value of options exercised during the year ended December 31, 2023 was $5 million. Exercise of options during the year ended December 31, 2023 resulted in cash receipts of $3 million. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $1 million in 2023 related to the exercise of employee stock options.
The following summarizes information on unvested RSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2022	—	$—
Awards from Former Parent plan	1.0	76.38
Granted	0.1	76.19
Vested	(0.1)	80.20
Forfeited	—	77.93
Unvested as of December 31, 2023	1.0	76.23

The excess tax benefit of $12 million related to the exercise of employee stock options and vesting of RSUs for the year ended December 31, 2023 has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated and Combined Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2023, 9 thousand shares with an aggregate value of $1 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated and Combined Statements of Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the Consolidated and Combined Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2021	$(780)	$—	$(34)		$(814)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(88)	—	16		(72)
Income tax impact	—	—	(4)		(4)
Other comprehensive income (loss) before reclassifications, net of income taxes	(88)	—	12		(76)
Reclassification adjustments
Increase (decrease)	—	—	3	(a)	3
Income tax impact	—	—	—		—
Reclassification adjustments, net of income taxes	—	—	3		3
Net other comprehensive income (loss), net of income taxes	(88)	—	15		(73)
Balance, December 31, 2021	(868)	—	(19)		(887)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(100)	—	40		(60)
Income tax impact	—	—	(7)		(7)
Other comprehensive income (loss) before reclassifications, net of income taxes	(100)	—	33		(67)
Reclassification adjustments
Increase (decrease)	—	—	—	(a)	—
Income tax impact	—	—	—		—
Reclassification adjustments, net of income taxes	—	—	—		—
Net other comprehensive income (loss), net of income taxes	(100)	—	33		(67)
Balance, December 31, 2022	(968)	—	14		(954)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	29	(19)	(18)		(8)
Income tax impact	—	5	2		7
Other comprehensive income (loss) before reclassifications, net of income taxes	29	(14)	(16)		(1)
Reclassification adjustments
Increase (decrease)	—	—	1	(a)	1
Income tax impact	—	—	—		—
Reclassification adjustments, net of income taxes	—	—	1		1
Net other comprehensive income (loss), net of income taxes	29	(14)	(15)		—
Balance, December 31, 2023	$(939)	$(14)	$(1)		$(954)
(a)    This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Note 14 for additional details).

NOTE 18. RELATED PARTY TRANSACTIONS
Related Party Agreements
In connection with the Separation, on September 29, 2023, we entered into the Agreements that govern the Separation and the relationships between the parties following the Separation, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Veralto Enterprise System license agreement and a transition services agreement.
Employee Matters Agreement
Veralto and Danaher entered into an employee matters agreement that governs Veralto’s and Danaher’s compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocates liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs.
The employee matters agreement provides for the treatment of outstanding Danaher equity awards held by Veralto’s employees upon completion of the distribution, as described in further detail in “Treatment of Outstanding Equity Awards at the Time of the Separation,” and certain other incentive arrangements.
The employee matters agreement provides that, following the distribution, Veralto’s employees generally will no longer participate in benefit plans sponsored or maintained by Danaher and will commence participation in Veralto’s benefit plans, which are expected to be generally similar to the existing Danaher benefit plans, with the exception of Veralto employees participating in certain Danaher US and Canadian health and welfare plans, who will continue to participate in such plans through January 1, 2024.
The employee matters agreement also sets forth the general principles relating to employee matters, including with respect to the assignment and transfer of employees, the assumption and retention of liabilities and related assets, workers’ compensation, payroll taxes, regulatory filings, leaves of absence, the provision of comparable benefits, employee service credit, the sharing of employee information and the duplication or acceleration of benefits.
Tax Matters Agreement
Allocation of Taxes. In connection with the separation and distribution, Veralto and Danaher entered into a tax matters agreement that govern the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the agreement, Veralto is responsible for any U.S. federal, state, local or foreign taxes (and any related interest, penalties or audit adjustments) imposed with respect to tax returns that include only Veralto and/or any of its subsidiaries for any periods or portions thereof ending on or prior to the consummation of the separation and distribution. Danaher retains responsibility for any U.S. federal, state, local or foreign taxes (and any related interest, penalties or audit adjustments) imposed with respect to tax returns that include Danaher or any of its subsidiaries and Veralto and/or any of its subsidiaries for periods or portions thereof prior to the consummation of the separation and distribution.
Neither party’s obligations under the agreement is limited in amount or subject to any cap. The agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the agreement will provide for cooperation and information sharing with respect to tax matters.
Danaher is responsible for preparing and filing any tax return that includes Danaher or any of its subsidiaries (as determined immediately after the distribution), including those that also include Veralto and/or any of its subsidiaries. Veralto is responsible for preparing and filing any tax returns that include only Veralto and/or any of its subsidiaries.
The party responsible for preparing and filing any tax return has primary authority to control tax contests related to any such tax return. Veralto has exclusive authority to control tax contests with respect to tax returns that include only Veralto and/or any of its subsidiaries.
Veralto also agrees to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and separation. Veralto may take certain actions prohibited by these covenants only if Veralto obtains and provides to Danaher an opinion from a U.S. tax counsel or accountant of recognized national standing, in either case reasonably satisfactory to Danaher, to the effect that such action would not jeopardize the tax-free status of these transactions, or if Veralto obtains prior written consent of Danaher, in its sole and absolute discretion, waiving such requirement. Veralto will be barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of these transactions, for all relevant time periods. In addition, during the time period ending two years after the date of the distribution these covenants will include specific restrictions on Veralto:

•discontinuing the active conduct of Veralto’s trade or business;
•issuing or selling stock or other securities (including securities convertible into Veralto stock but excluding certain compensatory arrangements);
•amending Veralto’s certificate of incorporation (or other organization documents) or taking any other action, whether through a stockholder vote or otherwise, affecting the voting rights of Veralto common stock;
•selling assets outside the ordinary course of business; and
•entering into any other corporate transaction which would cause Veralto to undergo a 50% or greater change in its stock ownership.
Veralto agrees to indemnify Danaher and its affiliates against any and all tax-related liabilities incurred by them relating to the distribution and certain other aspects of the separation to the extent caused by an acquisition of Veralto stock or assets or by any other action undertaken by Veralto. This indemnification applies even if Danaher has permitted Veralto to take an action that would otherwise have been prohibited under the tax related covenants described above. Veralto’s potential indemnification obligation cannot be estimated with certainty because it depends in part on the fair market value of the Veralto common stock distributed in the distribution, but it could materially adversely affect Veralto’s financial position.
Intellectual Property Matters Agreement
Veralto and Danaher have entered into an intellectual property matters agreement pursuant to which Danaher has granted Veralto a non-exclusive, fully paid-up, irrevocable, sublicensable (subject to the restriction below), worldwide and royalty-free license to use certain intellectual property rights retained by Danaher. Veralto is able to sublicense its rights in connection with activities relating to Veralto’s and its affiliates business, but not for independent use by third parties.
Veralto also granted back to Danaher a personal, generally irrevocable, non-exclusive, fully paid-up, sublicensable (subject to the restrictions below), worldwide and royalty-free license to continue to use the transferred intellectual property rights. Danaher is able to sublicense its rights in connection with activities relating to Danaher’s and its affiliates retained business, but not for independent use by third parties. This license-back permits Danaher to continue to use the transferred intellectual property rights in the conduct of its remaining businesses. Veralto believes that the license-back has little impact on Veralto’s businesses because Danaher’s use of the transferred intellectual property rights is generally limited to products and services that are not part of Veralto’s businesses.
Under the intellectual property matters agreement, the term period with respect to licensed or sublicensed know-how is perpetual and with respect to each licensed or sublicensed patent it will expire upon expiration of the last valid claim of such patent.
The intellectual property matters agreement is intended to provide freedom to operate in the event that any of Danaher’s retained trade secrets (excluding VES) or patented technology is used in any of Veralto’s businesses, and, as such, applies to all portions of Veralto’s businesses. However, Veralto believes that there may be relatively little use of such retained trade secrets or patented technology in its businesses, and as a result, Veralto does not believe that the intellectual property matters agreement has a material impact on any of its businesses.
Veralto Enterprise System License Agreement
Veralto and Danaher have entered into a VES license agreement pursuant to which Danaher granted a nonexclusive, worldwide, non-transferable, perpetual license to Veralto to use, modify, enhance and improve VES solely in support of its businesses. Veralto will be able to sublicense such license solely to direct and indirect, wholly-owned subsidiaries (but only as long as such entities remain direct and indirect, wholly-owned subsidiaries) and to third parties to the extent reasonably necessary to support the businesses of Veralto and its subsidiaries and subject to appropriate confidentiality and non-use obligations. In addition, each of Danaher and Veralto will license to each other improvements made by such party to VES during the first two years of the term of the VES license agreement. The term period for the VES license agreement is perpetual, unless terminated earlier by either party.
Transition Services Agreement
Danaher and Veralto have entered into a transition services agreement that became effective upon the distribution, pursuant to which Danaher and its subsidiaries and Veralto and its subsidiaries provide to each other various services. The services provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.
The transition services agreement terminates on the expiration of the term of the last service provided under it, unless earlier terminated by either party under certain circumstances, including, but not limited to, in the event of an uncured material breach by the other party or its applicable affiliates. If no term period is provided for a specified service, then such service is to terminate on the second anniversary of the distribution date of the transition services agreement. The recipient for a particular service generally can terminate that service prior to the scheduled expiration date, subject to a minimum notice period equal to 30 days.
Veralto does not expect the net costs associated with the transition services agreement to be materially different than the historical costs that have been allocated to Veralto related to these same services.
Allocated Expenses
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company. Accordingly, certain shared costs for management and support functions which were provided on a centralized basis within Danaher were allocated to us and are reflected as expenses in these financial statements prior to the Separation date. We consider the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to us for purposes of the carved-out financial statements; however, the expenses reflected in these financial statements for periods prior to the Separation date may not be indicative of the actual expenses that would have been incurred during the periods presented if we had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that we will incur in the future.
Expenses allocated to us from Danaher and its subsidiaries for the nine months ended September 29, 2023 and the years ended December 31, 2022 and 2021 were $42 million, $49 million and $47 million, respectively. Following the Separation, we independently incur expenses as a stand-alone company and no expenses are allocated by Danaher.
Corporate Expenses
Certain corporate overhead and shared expenses incurred by the Former Parent and its subsidiaries have been allocated to the Company and are reflected in the Consolidated and Combined Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Former Parent information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Former Parent benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs are allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total.
Insurance Programs Administered by Former Parent
In addition to the corporate allocations discussed above, the Company was allocated expenses related to certain insurance programs the Former Parent administers on behalf of the Company, including workers compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. These amounts are allocated using various methodologies, as described below.
Included within the insurance cost allocation are allocations related to programs for which Former Parent is self-insured up to a certain amount. For the self-insured component, costs are allocated to the Company based on its incurred claims. Former Parent has premium based policies which cover amounts in excess of the self-insured retentions. The Company is allocated a portion of the total insurance cost incurred by the Former Parent based on its pro-rata portion of the Former Parent’s total underlying exposure base. An estimated liability relating to the Company’s known and incurred but not reported claims has been allocated to the Company and reflected on the accompanying Consolidated and Combined Balance Sheets.
Insurance programs expenses allocated to us from Danaher and its subsidiaries for the years ended December 31, 2023, 2022 and 2021 were $8 million, $7 million and $6 million, respectively.
Medical Insurance Programs Administered by Former Parent
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs the Former Parent administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Medical insurance programs expenses allocated to us from Danaher and its subsidiaries for the years ended December 31, 2023, 2022 and 2021 were $88 million, $87 million and $85 million, respectively.

Deferred Compensation Program Administered by Former Parent
Refer to Note 10 for information regarding our deferred compensation program. In connection with the Separation, we established a similar independent, nonqualified deferred compensation program.
Deferred compensation program expenses incurred for the years ended December 31, 2023, 2022 and 2021 was $3 million.
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, we operated as part of Danaher and not as a stand-alone company and certain of our revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates.
We recorded revenues of $21 million, $24 million and $25 million from sales to Danaher and its subsidiaries during the nine months ended September 29, 2023 and the years ended December 31, 2022 and 2021, respectively.
Following the Separation, we continue to enter into revenue arrangements in the ordinary course of business with Danaher and its affiliates, although certain agreements were entered into or terminated as a result of the Separation. During the three months ended December 31, 2023 following the Separation, sales to and purchases from Danaher and its subsidiaries was $7 million and $20 million, respectively.
NOTE 19. SUBSEQUENT EVENTS
The dividend of $22 million included in Accrued liabilities in the Consolidated Balance Sheet at December 31, 2023 was paid on January 31, 2024, to stockholders of record as of December 29, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, have concluded that, as of the end of such period, these disclosure controls and procedures were effective.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Veralto, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2024 annual meeting of shareholders.
Code of Ethics
Veralto has adopted a code of business conduct and ethics for directors, officers (including Veralto’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Conduct. The Code of Conduct is available in the “Sustainability” section of Veralto’s website at www.veralto.com.
Veralto intends to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of its other executive officers, in the “Sustainability” section of its website, at www.veralto.com, within four business days following the date of such amendment or waiver.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Veralto’s executive officers as of February 4, 2024. All of Veralto’s executive officers hold office at the pleasure of Veralto’s Board of Directors. Unless otherwise stated, the positions indicated are Veralto positions.

Name	Age	Position
Jennifer L. Honeycutt	54	President and Chief Executive Officer; Director
Sameer Ralhan	50	Senior Vice President and Chief Financial Officer
Melissa Aquino	52	Senior Vice President, Water Quality
Mattias Byström	51	Senior Vice President, Product Quality & Innovation
Surekha Trivedi	49	Senior Vice President, Strategy & Sustainability
Lesley Beneteau	51	Senior Vice President, Human Resources
Sylvia Stein	57	Senior Vice President and General Counsel
Jennifer L. Honeycutt serves as Veralto’s President and Chief Executive Officer and a member of the Board, and previously served as Executive Vice President with responsibility for Danaher’s Environmental & Applied Solutions segment since July 2022. Prior to that, Ms. Honeycutt has served in leadership positions in a variety of different functions and businesses since joining Danaher in 1999, including most recently as Executive Vice President for Danaher’s Life Sciences Tools Platform and Global High Growth Markets from January 2021 through September 2022, Vice President and Group Executive within Danaher’s Life Sciences Platform from May 2019 through January 2021, and as President of Pall Corporation from January 2017 through January 2021.
Sameer Ralhan serves as Veralto’s Senior Vice President and Chief Financial Officer. Prior to joining Veralto, Mr. Ralhan held a variety of positions at The Chemours Company, a global provider of performance chemicals, from November 2014 to June 2023, including as Senior Vice President, Chief Financial Officer from June 2019 to June 2023, and as Vice President, Finance and Treasurer from May 2018 to June 2019.
Melissa Aquino serves as Veralto’s Senior Vice President, Water Quality, and has served as Vice President and Group Executive of Danaher’s Water Quality companies since January 2023. Prior to that, Ms. Aquino served as Senior Vice President and Group Executive of IDEX Corporation, a provider of specialty engineered products, from October 2022 to January 2023. Prior to joining IDEX Corporation, Ms. Aquino held a variety of positions at Danaher from March 2000 to October 2022, including most recently as President of Cepheid, a Danaher subsidiary, from April 2021 to October 2022.
Mattias Byström serves as Veralto’s Senior Vice President, Product Quality & Innovation, and has served as Vice President and Group Executive of Danaher’s Product Identification companies since November 2021. Prior to that, Mr. Byström served in various leadership roles for Danaher’s Product Identification businesses since September 2018, including President of Esko from September 2018 to March 2020 and most recently as President of Danaher’s Packing & Color Management companies from March 2020 to November 2021. Prior to joining Danaher, Mr. Byström served as Chief Executive Officer of FlexLink, a provider of conveyor systems and factory automation systems, from April 2015 to April 2018.

Surekha Trivedi serves as Veralto’s Senior Vice President, Strategy & Sustainability, and has held a variety of positions at Danaher since joining Danaher in 2007, including most recently as Vice President of Strategy for Danaher’s Environmental & Applied Solutions segment since October 2022.
Lesley Beneteau serves as Veralto’s Senior Vice President, Human Resources, and has held a variety of positions since joining Danaher in 2010 including most recently as Vice President, Talent Management of Danaher since November 2015.
Sylvia Stein serves as Veralto’s Senior Vice President, General Counsel. Prior to joining Danaher in June 2023, Ms. Stein served as Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Modine Manufacturing Company, a thermal management company, from January 2018 to June 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information (other than the Pay Versus Performance disclosure) and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2024 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed” and the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Veralto Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2024 annual meeting of shareholders (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2024 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2024 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 87 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	92

EXHIBIT INDEX

Exhibit Number	Description
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

4.5	Description of Securities Registered under Section 12 of the Exchange Act
10.1
Employee Matters Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.2
Tax Matters Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.2 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.3
Transition Services Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.3 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.4
Intellectual Property Matters Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.4 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.5
DBS License Agreement, dated as of September 29, 2023, by and between Veralto Corporation and Danaher Corporation (incorporated by reference to Exhibit 10.5 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.6
Framework Agreement, dated as of September 29, 2023, by and between Beckman Coulter, Inc. and Hach Company (incorporated by reference to Exhibit 10.6 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)

10.7
Veralto Corporation 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-274789), filed with the Commission on February 28, 2024)*

10.8
Veralto Corporation Executive Deferred Incentive Program, a sub-plan under the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form 10 filed with the Commission on August 3, 2023)*

10.9
Veralto Corporation Excess Contribution Program, a sub-plan under the 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form 10 filed with the Commission on August 3, 2023)*

10.10	Veralto Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10 filed with the Commission on August 3, 2023).
10.11
Credit Agreement, dated as of August 31, 2023, by and among Veralto Corporation, certain subsidiaries of Veralto Corporation, Bank of America, N.A., as administrative agent and Bank of America, N.A. as lender and swing line lender (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.12
Form of Veralto Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.13
Offer of Employment Letter, dated as of January 27, 2023, between Danaher Corporation and Jennifer Honeycutt (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.14
Offer of Employment Letter, dated as of May 12, 2023, between DH EAS Employment LLC and Sameer Ralhan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.15
Offer of Employment Letter, dated as of January 6, 2023, between Danaher Corporation and Melissa Aquino (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.16
Employment Agreement, dated as of December 21, 2021, between VTI Sweden AB and Mattias Byström (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.17	Offer of Employment Letter, dated as of April 10, 2023, between Veralto Corporation and Sylvia Stein
10.18
Amendment to Employment Agreement, dated as of May 5, 2023, between VTI Sweden AB and Mattias Byström (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.19
Offer of Employment Letter, dated as of February 27, 2023, between Danaher Corporation and Surekha Trivedi (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.20	Form of Veralto Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)
10.21
Form of Veralto Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.22	Form of Veralto Corporation Performance Stock Unit Agreement
10.23
Form of Veralto Retirement Savings Plan (incorporated by reference to Exhibit 10.5 to Amendment 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-274789), filed with the Commission on February 28, 2024)

10.24
Form of Veralto Corporation Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.25
Form of Veralto Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.26
Form A of Veralto Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.27
Form B of Veralto Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.28
Form of Veralto Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.29	First Amendment to Veralto Corporation Senior Leaders Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Form 8-K filed December 15, 2023)
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy, Pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
101	Interactive data files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (contained in Exhibit 101).

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERALTO CORPORATION

Date:	February 28, 2024	By:	/s/ JENNIFER L. HONEYCUTT
Jennifer L. Honeycutt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ LINDA FILLER	February 28, 2024
Linda Filler
Chairman of the Board

/s/ JENNIFER L. HONEYCUTT	February 28, 2024
Jennifer L. Honeycutt
President, Chief Executive Officer and Director

/s/ SAMEER RALHAN	February 28, 2024
Sameer Ralhan
Senior Vice President and Chief Financial Officer

/s/ BERNARD M. SKEETE	February 28, 2024
Bernard M. Skeete
Vice President and Chief Accounting Officer

/s/ FRANÇOISE COLPRON	February 28, 2024
Françoise Colpron
Director

/s/ DANIEL L. COMAS	February 28, 2024
Daniel L. Comas
Director

/s/ SHYAM P. KAMBEYANDA	February 28, 2024
Shyam P. Kambeyanda
Director

/s/ WILLIAM H. KING	February 28, 2024
William H. King
Director

/s/ WALTER G. LOHR, JR.	February 28, 2024
Walter G. Lohr, Jr.
Director

/s/ HEATH A. MITTS	February 28, 2024
Heath A. Mitts
Director

/s/ JOHN T. SCHWIETERS	February 28, 2024
John T. Schwieters
Director

/s/ CINDY L. WALLIS-LAGE	February 28, 2024
Cindy L. Wallis-Lage
Director

/s/ THOMAS L. WILLIAMS	February 28, 2024
Thomas L. Williams
Director

VERALTO CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for doubtful accounts	$36	10	—	(9)	$37
Year ended December 31, 2022:
Allowances deducted from asset account
Allowance for doubtful accounts	$36	9	(1)	(8)	$36
Year ended December 31, 2021:
Allowances deducted from asset account
Allowance for doubtful accounts	$43	4	(2)	(9)	$36

(a)     Amounts include allowance for doubtful accounts classified as current and noncurrent.