Form 10-Q
period 2024-03-29
Veralto Corp
filed 2024-04-24
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 17, 2024 was 246,846,767.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	March 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$827	$762
Trade accounts receivable, less allowance for doubtful accounts of $35 and $36, respectively	815	826
Inventories:
Finished goods	132	126
Work in process	43	42
Raw materials	133	129
Total inventories	308	297
Prepaid expenses and other current assets	167	188
Total current assets	2,117	2,073
Property, plant and equipment, net of accumulated depreciation of $474 and $472, respectively	264	262
Other long-term assets	415	398
Goodwill	2,499	2,533
Other intangible assets, net	413	427
Total assets	$5,708	$5,693
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$402	$431
Accrued expenses and other liabilities	754	834
Total current liabilities	1,156	1,265
Other long-term liabilities	446	410
Long-term debt	2,618	2,629
Equity:
Preferred stock - $0.01 par value, as of March 29, 2024 and December 31, 2023, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, as of March 29, 2024 and December 31, 2023, 1.0 billion shares authorized as of both dates; and 246.8 million and 246.4 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,121	2,157
Retained earnings	340	178
Accumulated other comprehensive income (loss)	(981)	(954)
Total Veralto equity	1,482	1,383
Noncontrolling interests	6	6
Total equity	1,488	1,389
Total liabilities and equity	$5,708	$5,693
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Sales	$1,246	$1,225
Cost of sales	(499)	(517)
Gross profit	747	708
Operating costs:
Selling, general and administrative expenses	(394)	(360)
Research and development expenses	(60)	(56)
Operating profit	293	292
Nonoperating income (expense):
Other income (expense), net	(15)	—
Interest expense, net	(28)	—
Earnings before income taxes	250	292
Income taxes	(66)	(67)
Net earnings	$184	$225

Net earnings per common share:
Basic	$0.75	$0.91
Diluted	$0.74	$0.91
Average common stock and common equivalent shares outstanding:
Basic	246.9	246.3
Diluted	248.8	246.3
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Net earnings	$184	$225
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(36)	21
Pension and post-retirement plan benefit adjustments	—	—
Unrealized gain on net investment hedge	9	—
Total other comprehensive income (loss), net of income taxes	(27)	21
Comprehensive income	$157	$246
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2023	246.3	$2	$2,157	$178	$—	$(954)	$6
Net earnings for the period	—	—	—	184	—	—	—
Dividends declared	—	—	—	(22)	—	—	—
Separation related adjustments	—	—	(54)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(27)	—
Common stock-based award activity	0.5	—	18	—	—	—	—
Balance, March 29, 2024	246.8	$2	$2,121	$340	$—	$(981)	$6

Balance, December 31, 2022	—	$—	$—	$—	$4,189	$(954)	$5
Net earnings for the period	—	—	—	—	225	—	—
Net transfers to Former Parent	—	—	—	—	(147)	—	—
Other comprehensive income (loss)	—	—	—	—	—	21	—
Former Parent common stock-based award activity	—	—	—	—	9	—	—
Balance, March 31, 2023	—	$—	$—	$—	$4,276	$(933)	$5
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net earnings	$184	$225
Noncash items:
Depreciation	10	10
Amortization of intangible assets	11	12
Stock-based compensation expense	15	9
Loss on product line disposition	15	—
Change in trade accounts receivable, net	4	1
Change in inventories	(13)	(2)
Change in trade accounts payable	(26)	(33)
Change in prepaid expenses and other assets	(9)	(9)
Change in accrued expenses and other liabilities	(76)	(57)
Net cash provided by operating activities	115	156
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(13)	(9)
All other investing activities	(10)	—
Net cash used in investing activities	(23)	(9)
Cash flows from financing activities:
Payment of dividends	(22)	—
Proceeds from the issuance of common stock	2	—
Net transfers to Former Parent	—	(147)
Net cash used in financing activities	(20)	(147)
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net change in cash and cash equivalents	65	—
Beginning balance of cash and cash equivalents	762	—
Ending balance of cash and cash equivalents	$827	$—
Supplemental disclosures:
Cash interest payments	$57	$—
Cash income tax payments	$32	$—
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
Veralto Corporation’s (“Veralto” or the “Company”) unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Its diverse group of associates and leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events and food and pharmaceutical security. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality and Product Quality & Innovation. Through the Water Quality segment, the Company improves the quality and reliability of water through its leading brands Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
Separation from Danaher Corporation—Veralto completed its separation from Danaher Corporation (“Danaher” or “Former Parent”) on September 30, 2023 (the “Separation”), the first day of its fiscal fourth quarter. The Separation was completed on such date in the form of a pro rata distribution to Danaher stockholders of record on September 13, 2023 of all of the issued and outstanding shares of Veralto common stock held by Danaher. Each Danaher stockholder of record as of the close of business on September 13, 2023 received one share of Veralto common stock for every three shares of Danaher common stock held on the record date. Because September 30, 2023 was a Saturday, not a business day, the shares were credited to “street name” stockholders through the Depository Trust Company on the first trading day thereafter, October 2, 2023. Veralto’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “VLTO” on October 2, 2023. For further discussion of the Separation refer to Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).
Basis of Presentation—Veralto prepared the unaudited Consolidated and Combined Condensed Financial Statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The Consolidated and Combined Condensed Financial Statements included herein should be read in conjunction with the audited annual Consolidated and Combined Financial Statements as of and for the year ended December 31, 2023 and the Notes thereto included within the 2023 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of March 29, 2024 and December 31, 2023, and its results of operations and cash flows for the three-month periods ended March 29, 2024 and March 31, 2023.
Prior to the Separation, Veralto’s businesses were comprised of certain Danaher operating units (the “Veralto Businesses”). The Combined Condensed Financial Statements for periods prior to the Separation were derived from Danaher’s Consolidated Financial Statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Veralto have been included in the Combined Condensed Financial Statements. Additionally, the Combined Condensed Financial Statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and other Danaher businesses to Veralto, and allocations of related assets, and liabilities, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Veralto been operating independently of Danaher during the applicable periods. Accordingly, the Combined Condensed Financial Statements may not be indicative of Veralto’s results had the Company been a separate stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 18 of the 2023 Annual Report on Form 10-K.
Following the Separation, the Consolidated Financial Statements include the accounts of Veralto and those of its subsidiaries and no longer include any allocations from Danaher. Accordingly:

•The Consolidated Condensed Balance Sheets at March 29, 2024 and December 31, 2023 consist of the Company’s consolidated balances.
•The Consolidated Condensed Statement of Earnings, Statement of Comprehensive Income, Statement of Equity and Statement of Cash Flows for the three-month period ended March 29, 2024 consist of the Company’s consolidated results. The Combined Condensed Statement of Earnings, Statement of Comprehensive Income, Statement of Equity and Statement of Cash Flows for the three-month period ended March 31, 2023 consist of the combined results of the Veralto Businesses.
There have been no changes to the Company’s significant accounting policies described within the 2023 Annual Report on Form 10-K that have a material impact on the Company’s Consolidated and Combined Condensed Financial Statements and the related Notes.
Recent Accounting Pronouncements—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Condensed Financial Statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves the reportable segment disclosure requirements in ASC 280, Segment Reporting, primarily through enhanced disclosures about significant expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Condensed Financial Statements and related segment disclosures.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Operating Leases—As of March 29, 2024 and December 31, 2023, operating lease right-of-use assets where the Company was the lessee were $159 million and $144 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $166 million and $148 million as of March 29, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets as of March 29, 2024 and December 31, 2023 are prepaid expenses of $146 million and $143 million, respectively.

NOTE 2. NET EARNINGS PER COMMON SHARE
Earnings per Common Share
Basic net earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares.
We were incorporated on October 26, 2022, accordingly, we had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding at Separation was 246.3 million and is utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.
Information related to the calculation of net earnings per common share for the three-month periods ended March 29, 2024 and March 31, 2023 is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amount
For the Three-Month Period Ended March 29, 2024
Basic EPS	$184	246.9	$0.75
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs)		1.9
Diluted EPS	$184	248.8	$0.74

For the Three-Month Period Ended March 31, 2023
Basic and diluted EPS	$225	246.3	$0.91
NOTE 3. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended March 29, 2024 and March 31, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended March 29, 2024:
Geographical region:
North America(a)	$435	$168	$603
Western Europe	131	150	281
Other developed markets	15	12	27
High-growth markets(b)	168	167	335
Total	$749	$497	$1,246

Revenue type:
Recurring	$442	$316	$758
Nonrecurring	307	181	488
Total	$749	$497	$1,246

For the Three-Month Period Ended March 31, 2023:
Geographical region:
North America(a)	$409	$167	$576
Western Europe	131	147	278
Other developed markets	16	13	29
High-growth markets(b)	173	169	342
Total	$729	$496	$1,225

Revenue type:
Recurring	$422	$302	$724
Nonrecurring	307	194	501
Total	$729	$496	$1,225
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended March 29, 2024 and March 31, 2023, lease revenue was $19 million for each period. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $257 million. The Company expects to recognize revenue on approximately 44% of the remaining performance obligations over the next 12 months, 34% over the subsequent 12 months, and the remainder recognized thereafter.
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 29, 2024 and December 31, 2023, contract liabilities were $239 million and $223 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the three-month periods ended March 29, 2024 and March 31, 2023 that was included in the opening contract liability balance was $101 million and $90 million, respectively.

NOTE 4. SEGMENT INFORMATION
The Company operates and reports its results in two separate business segments consisting of the Water Quality and Product Quality & Innovation segments. When determining the reportable segments, the Company aggregated operating segments based upon similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in the applicable segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at combined totals.
Segment results are shown below ($ in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Sales:
Water Quality	$749	$729
Product Quality & Innovation	497	496
Total	$1,246	$1,225

Operating profit:
Water Quality	$181	$168
Product Quality & Innovation	133	135
Other	(21)	(11)
Total	$293	$292

NOTE 5. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Effective tax rate	26.4%	22.9%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended March 29, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, net discrete expense of $1 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.6% for the three-month period ended March 29, 2024.
The effective tax rate for the three-month period ended March 31, 2023 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, partially offset by net discrete benefits of $5 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.7% for the three-month period ended March 31, 2023.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2023 and Note 6 to the financial statements included within the 2023 Annual Report on Form 10-K.

NOTE 6. NONOPERATING INCOME (EXPENSE)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and were less than $1 million for the three-month periods ended March 29, 2024 and March 31, 2023.
Loss on Sale of Product Line
During the three-month period ended March 29, 2024, the Company divested a product line, which was reported in the Water Quality segment, and recorded a $15 million loss associated with the sale that is presented in other income (expense), net. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2023	$2,533
Attributable to 2024 acquisitions	3
Foreign currency translation and other	(37)
Balance, March 29, 2024	$2,499
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 29, 2024	December 31, 2023
Water Quality	$1,286	$1,305
Product Quality & Innovation	1,213	1,228
Total	$2,499	$2,533
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three-month period ended March 29, 2024.

NOTE 8. FAIR VALUE MEASUREMENTS
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
•Level 3 inputs are unobservable inputs based on the Company’s assumptions. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 29, 2024
Deferred compensation liabilities	$28	$—	$—	$28
December 31, 2023
Deferred compensation liabilities	$23	$—	$—	$23
Certain management employees participate in the Company’s nonqualified deferred compensation programs, which permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of the compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	March 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,618	$2,670	$2,629	$2,710
As of March 29, 2024, long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 9. FINANCING
As of March 29, 2024, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	March 29, 2024	December 31, 2023
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$696	$696
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	695	695
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	535	546
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	692	692
Long-term debt	$2,618	$2,629
Unamortized debt discounts and debt issuance costs totaled $22 million and $24 million as of March 29, 2024 and December 31, 2023, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2023 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of March 29, 2024.
NOTE 10. HEDGING TRANSACTIONS
The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk. The Company has €500 million of foreign currency denominated long-term debt that is designated as a partial hedge of its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. This foreign currency denominated long-term debt issuance is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of this debt instrument is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). This instrument matures in September 2031.
The following table summarizes the notional values as of March 29, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the three-month period ended March 29, 2024 ($ in millions):

	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended March 29, 2024:
Foreign currency denominated debt	$535	$12	$—
There was no foreign currency denominated debt as of March 31, 2023.
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the three-month period ended March 29, 2024. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the three-month period ended March 29, 2024, and, should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Consolidated Condensed Balance Sheets within Long-term debt as of March 29, 2024.

NOTE 11. DEFINED BENEFIT PLANS
For a description of the noncontributory defined benefit pension plans refer to Note 14 of the 2023 Annual Report on Form 10-K.
The following sets forth the components of the Company’s net periodic benefit cost of the non-U.S. noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Service cost	$(1)	$(1)
Interest cost	(1)	(1)
Expected return on plan assets	1	1
Amortization of net loss	—	—
Net periodic cost	$(1)	$(1)
The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses, while the other cost components are presented in other income (expense), net.
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

NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2023 included within the 2023 Annual Report on Form 10-K.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of March 29, 2024 and December 31, 2023, the Company had accrued warranty liabilities of $33 million and $34 million, respectively.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2023 included within the 2023 Annual Report on Form 10-K.
The Company’s total stock-based compensation expense for the three-month periods ended March 29, 2024 and March 31, 2023 was $15 million and $7 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings. As of March 29, 2024, $59 million of total unrecognized compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) is expected to be recognized over a weighted average period of approximately two years. As of March 29, 2024, $52 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended March 29, 2024:
Balance, December 31, 2023	$(939)	$(14)	$(1)	$(954)
Other comprehensive income (loss):
Increase (decrease)	(36)	12	—	(24)
Income tax impact	—	(3)	—	(3)
Net other comprehensive income (loss), net of income taxes	(36)	9	—	(27)
Balance, March 29, 2024	$(975)	$(5)	$(1)	$(981)

For the Three-Month Period Ended March 31, 2023:
Balance, December 31, 2022	$(968)	$—	$14	$(954)
Other comprehensive income (loss):
Increase	21	—	—	21
Income tax impact	—	—	—	—
Net other comprehensive income (loss), net of income taxes	21	—	—	21
Balance, March 31, 2023	$(947)	$—	$14	$(933)

NOTE 14. RELATED PARTY TRANSACTIONS
Related Party Agreements
In connection with the Separation, on September 29, 2023, Veralto entered into the agreements that govern the Separation and the relationships between the parties following the Separation, including an employee matters agreement, a tax matters agreement, an intellectual property matters agreement, a Veralto Enterprise System license agreement and a transition services agreement. Such agreements are described in Note 18 of the 2023 Annual Report on Form 10-K.
Allocated Expenses
Prior to the Separation, Veralto operated as part of Danaher and not as a stand-alone company. Accordingly, certain shared costs for management and support functions which were provided on a centralized basis within Danaher were allocated to Veralto and are reflected as expenses in these financial statements prior to the Separation date. The Company considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to Veralto for purposes of the carved-out financial statements; however, the expenses reflected in these financial statements for periods prior to the Separation date may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that the Company will incur in the future.
Corporate Expenses
Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries have been allocated to the Company and are reflected in the Consolidated and Combined Condensed Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Danaher’s information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs are allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total.

Corporate Expenses allocated to Veralto from Danaher and its subsidiaries for the three-month period ended March 31, 2023 were $13 million. Following the Separation, the Company independently incurs expenses as a stand-alone company and no expenses are allocated by Danaher.
Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to certain insurance programs Danaher administers on behalf of the Company, including workers compensation, property, cargo, automobile, crime, fiduciary, product, general and directors’ and officers’ liability insurance. These amounts were allocated using various methodologies, as described below.
Included within the insurance cost allocation are allocations related to programs for which Danaher is self-insured up to a certain amount. For the self-insured component, costs were allocated to the Company based on its incurred claims. Danaher has premium based policies which cover amounts in excess of the self-insured retentions. The Company was allocated a portion of the total insurance cost incurred by Danaher based on its pro-rata portion of Danaher’s total underlying exposure base. An estimated liability relating to the Company’s known and incurred but not reported claims has been allocated to the Company and reflected on the accompanying Consolidated Condensed Balance Sheets.
Insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for three-month period ended March 31, 2023 were $2 million.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs Danaher administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Medical insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for three-month period ended March 31, 2023 were $21 million.
Deferred Compensation Program Administered by Danaher
Refer to Note 8 for information regarding the deferred compensation program. In connection with the Separation, the Company established a similar independent, nonqualified deferred compensation program.
Deferred compensation program expenses incurred for three-month period ended March 31, 2023 was $1 million.
Revenue and other transactions entered into in the ordinary course of business
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company and certain of its revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates.
During the three-month periods ended March 29, 2024 and March 31, 2023, Veralto recorded revenues from sales to Danaher and its subsidiaries of $5 million and $7 million, respectively. Following the Separation, Veralto continues to enter into revenue arrangements in the ordinary course of business with Danaher and its subsidiaries, although certain agreements were entered into or terminated as a result of the Separation.
In addition to transactions entered into in the ordinary course of business, the Company made net payments of approximately $12 million during the three-month period ended March 29, 2024, in accordance with the transition services agreement for various services provided to the Company by Danaher.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of the Company’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into six sections:
•Information Relating to Forward-Looking Statements;
•Basis of Presentation;
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2023, included within the 2023 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three-month period ended March 29, 2024 included in this Quarterly Report on Form 10-Q (this “Report”).

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
•Global economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements.
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
•If we suffer loss to our facilities, supply chains, distributions systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
•Climate change, legal or regulatory measures to address climate change and any inability on our part to address stakeholder expectations related to climate change may negatively affect us.
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
•Third parties from time to time claim that we are infringing or misappropriating their intellectual property rights and we could suffer from significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
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
•As an independent, public traded company, Veralto may not enjoy the same benefits that Veralto did as a part of Danaher.
•Potential indemnification liabilities to Danaher pursuant to the separation agreement could materially and adversely affect Veralto’s business and financial statements.
•In connection with the Separation, Danaher has agreed to indemnify Veralto for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Veralto against the full amount of such liabilities, or that Danaher’s ability to satisfy its indemnification obligation will not be impaired in the future.
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
See “Item 1A. Risk Factors” in the 2023 Annual Report on Form 10-K for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

BASIS OF PRESENTATION
The accompanying Consolidated and Combined Condensed Financial Statements present the historical financial position of the Company, results of operations, changes in equity and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). Prior to the Separation from Danaher on September 30, 2023, Veralto businesses were comprised of certain Danaher operating units. Veralto Corporation and the Veralto Businesses (including the periods prior to the Separation) are collectively referred to as “Veralto” or the “Company” herein.
The Combined Condensed Financial Statements for periods prior to the Separation were derived from Danaher’s Consolidated Condensed Financial Statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Veralto have been included in the Combined Condensed Financial Statements. Additionally, the Combined Condensed Financial Statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Veralto, and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Veralto been operating independently of Danaher during the applicable periods. Accordingly, the Combined Condensed Financial Statements may not be indicative of Veralto’s results had the Company been a separate stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 18 of the 2023 Annual Report on Form 10-K.
Following the Separation, the Consolidated Condensed Financial Statements include the accounts of Veralto and those of its wholly-owned subsidiaries and no longer include any allocations from Danaher.

OVERVIEW
Business Overview
The Company’s unifying purpose is Safeguarding the World’s Most Vital Resources. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events and food and pharmaceutical security. For decades, the Company has used its scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries - including municipal utilities, food and beverage, pharmaceutical and industrials - where the consequence of failure is high. Through its core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency, and reliability of their products, processes, and people globally. The Company is headquartered in Waltham, Massachusetts with a workforce of approximately 16,000 associates strategically located in more than 45 countries.
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
The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). The Company’s businesses within these segments have strong globally recognized brands as a result of its leadership in served markets over several decades. Through WQ, the Company provides innovative products and services that improve the quality and reliability of water through leading brands including Hach, Trojan Technologies and ChemTreat. Through PQI, the Company enables customers to promote consumer trust in products and help enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone. The Company believes its leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to its customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support the Company’s customers. As a result, the Company’s business generates recurring sales which represented approximately 61% of total sales during the three-month period ended March 29, 2024. The Company’s business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. The Company believes these attributes allow it to deliver financial performance that is resilient across economic cycles.
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
Business Performance
During the first quarter of 2024, the Company’s overall revenues and core sales increased 1.8%. Currency exchange rates contributed 0.2% to the increase in sales and the impact of acquisitions, net of divestitures, decreased reported sales by 0.2%. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended March 29, 2024 in developed markets increased year-over-year by 3.2% driven by increased sales of 4.7% in North America and 1.1% in Western Europe while sales in high-growth markets declined 2.0%, led by high single digit percentage sales declines in China.
For the same period, core sales in developed markets increased 1.7% driven by an increase in core sales of 3.4% in North America offset by a 1.2% decrease in Western Europe, while core sales in high-growth markets decreased 0.3% driven by a low single digit percentage core sales decline in China.
The Company’s net earnings for the three-month period ended March 29, 2024 totaled $184 million, compared to $225 million, for the three-month period ended March 31, 2023. The decrease in net earnings during the three-month period ended March 29, 2024 as compared to the comparable period in 2023 was driven by higher operating expenses, standalone public company costs, interest expense post Separation from Danaher, and a loss on a sale of a product line. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three-month period ended March 29, 2024.
Outlook
Looking out over the balance of 2024, in our Water Quality Segment we continue to expect positive secular growth drivers across industrial markets particularly in North America, along with steady demand at municipalities. In our Product Quality and Innovation segment we expect to see steady, modest recovery in the consumer-packaged goods markets as the year progresses. In any end market environment, the Company leverages VES to drive growth and continuous improvement.
Our outlook for 2024 reflects our current visibility and expectations based on the current market environment and other factors. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within our 2023 Annual Report on Form 10-K and those updated in Item “1A. Risk Factors” within this Report.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this Report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales from continuing operations calculated according to GAAP, but excluding sales from acquired businesses (as defined below) and the impact of currency translation.
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
Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of each non-GAAP financial measure to its most directly comparable GAAP financial measure.
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth GAAP	1.8%
Impact of:
Acquisitions/divestitures	0.2%
Currency exchange rates	(0.2)%
Core sales growth (non-GAAP)	1.8%
2024 Sales Compared to 2023
Total sales increased 1.8% during the three-month period ended March 29, 2024 compared to the three-month period ended March 31, 2023, respectively, primarily as a result of the increase in core sales due to the factors discussed below by segment. Currency exchange rates contributed 0.2% to the increase in sales and the impact of acquisitions, net of divestitures, decreased reported sales by 0.2% during the three-month period ended March 29, 2024. Price increases contributed 2.1% to sales growth on a year-over-year basis during the three-month period ended March 29, 2024, and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Water Quality	$749	$729
Product Quality & Innovation	497	496
Total	$1,246	$1,225
For information regarding the Company’s sales by geographical region, refer to Note 3 to the accompanying Consolidated and Combined Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$1,246	$1,225
Cost of sales	(499)	(517)
Gross profit	$747	$708
Gross profit margin	60.0%	57.8%
Cost of sales decreased by $18 million or 3.5% during the three-month period ended March 29, 2024, as compared to the comparable period in 2023, due primarily to the impact of lower year-over-year material costs, impacts from foreign currency exchange rates, and improved productivity.

Gross profit margins increased 220 basis points on a year-over-year basis for the three-month period ended March 29, 2024, as compared to the comparable period in 2023. Gross profit margins were impacted by positive pricing actions and to a lesser extent lower material and improved productivity.
Operating Expenses

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$1,246	$1,225
Selling, general and administrative (“SG&A”) expenses	(394)	(360)
Research and development (“R&D”) expenses	(60)	(56)
SG&A as a % of sales	31.6%	29.4%
R&D as a % of sales	4.8%	4.6%
SG&A expenses as a percentage of sales increased 220 basis points for the three-month period ended March 29, 2024, as compared to the comparable period in 2023, driven primarily by the increase in the Company’s SG&A expenses exceeding the increase in the Company’s sales, resulting from continued investments in sales and marketing growth initiatives, as well as the costs to operate as a stand-alone company.
R&D expenses as a percentage of sales increased by 20 basis points during the three-month period ended March 29, 2024 as compared to the comparable period in 2023, driven by growth related R&D initiatives.
Operating Profit Performance
Operating profit margins decreased 30 basis points from 23.8% during the three-month period ended March 31, 2023 to 23.5% for the three-month period ended March 29, 2024.
First quarter 2024 vs. first quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred as a result of the Separation from Danaher - 10 basis points
•The impact of incremental costs associated operating as a stand-alone company offset by higher 2024 core sales - 20 basis points

WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$749	$729
Operating profit	181	168
Depreciation	6	6
Amortization of intangible assets	5	5
Operating profit as a % of sales	24.2%	23.0%
Depreciation as a % of sales	0.8%	0.8%
Amortization as a % of sales	0.7%	0.7%

Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth GAAP	2.7%
Impact of:
Acquisitions/divestitures	0.1%
Currency exchange rates	—%
Core sales growth (non-GAAP)	2.8%
Total segment sales increased 2.7% during the three-month period ended March 29, 2024 compared to the comparable period in 2023, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven mostly 6.4% growth in North America, partially offset by a 2.9% decline in high-growth markets.
Price increases in the segment contributed 2.6% to sales growth on a year-over-year basis during the three-month period ended March 29, 2024, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased at 2.8% year-over-year during the three-month period ended March 29, 2024 compared to the comparable period of 2023. Geographically, core sales growth was driven by a 4.7% increase in North America offset by a 2.5% decrease in Western Europe and a 1.0% decrease in high-growth markets, driven by mid-single digit percentage core sales declines in China and Latin America.
The increase in core sales in the three-month period ended March 29, 2024 was driven by the chemical treatment solutions product line and, to a lesser extent, the analytical instrumentation and ultraviolet water disinfection product lines. Core sales in the chemical treatment solutions product line increased 5.0% year-over-year for the three-month period, as a result of increased core sales across most major end-markets. Year-over-year core sales in the analytical instrumentation product line increased 1.9% for the three-month period ended March 29, 2024, driven by all regions except Latin America. Core sales in the ultraviolet water disinfection product line increased by 3.2% for the three-month period, driven by demand in the municipal and residential end-markets.
Operating Profit Performance
Operating profit margins increased 120 basis points during the three-month period ended March 29, 2024 as compared to the comparable period in 2023.
First quarter 2024 vs. first quarter 2023 operating profit margin comparisons were favorably impacted by:
•The incremental accretive effect in 2024 of product line dispositions which did not qualify as discontinued operations - 10 basis points
•Higher first quarter 2024 core sales and incremental year-over-year cost savings associated with material costs, net of the impact of incremental year-over-year costs associated with labor and sales and marketing growth initiatives - 110 basis points

PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides instruments, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer packaged goods and industrial products.

Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$497	$496
Operating profit	133	135
Depreciation	4	4
Amortization of intangible assets	6	7
Operating profit as a % of sales	26.8%	27.2%
Depreciation as a % of sales	0.8%	0.8%
Amortization as a % of sales	1.2%	1.4%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth GAAP	0.4%
Impact of:
Acquisitions/divestitures	0.2%
Currency exchange rates	(0.4)%
Core sales growth (non-GAAP)	0.2%
Total segment sales increased 0.4% during the three-month period ended March 29, 2024, primarily as a result of changes in core sales driven by the factors discussed below. Additionally, currency exchange rates increased reported sales 0.4%, while acquisitions, net of divestitures decreased reported sales by 0.2% for the three-month period ended March 29, 2024.
Geographically, sales increased 0.6% in North America and 2.0% in Western Europe mostly offset by a decline of 1.2% in the high-growth market during the three-month period ended March 29, 2024, as compared to the comparable period in 2023.
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during the three-month period ended March 29, 2024, and are reflected as a component of the change in core sales growth.
Core sales in the Product Quality & Innovation segment were essentially flat during the three-month period ended March 29, 2024, as compared to the comparable period in 2023. Geographically, year-over-year core sales were flat in North America, Western Europe, and high-growth markets for the three-month period ended March 29, 2024. Core sales in the high-growth markets featured high-single digit percentage core sales increases in Latin America offset by high-single digits percentage core sales declines across the remaining countries within the high-growth regions.
From a product line perspective, core sales in the segment during the three-month period ended March 29, 2024 as compared to the comparable period in 2023 increased 3.3% within the packaging and color solutions business driven by increased capital spending across the consumer packaged goods and industrial end-markets offset by the marking and coding business, where core sales decreased 1.2% due to lower demand in the industrial and consumer packaged goods end-markets.
Operating Profit Performance
Operating profit margins decreased 40 basis points during the three-month period ended March 29, 2024 as compared to the comparable period in 2023.
First quarter 2024 vs. first quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•The incremental net dilutive effect in 2024 of acquisitions - 10 basis points
•The impact of incremental R&D spending, sales and marketing growth initiatives, net of higher 2024 core sales - 30 basis points

OTHER INCOME (EXPENSE)
For a description of the Company’s other income (expense), net during the three-month period ended March 29, 2024 and March 31, 2023, refer to Note 6 to the accompanying Consolidated and Combined Condensed Financial Statements.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 9 to the accompanying Consolidated and Combined Condensed Financial Statements.
Net interest expense of $28 million was recorded for the three-month period ended March 29, 2024, arising from our outstanding indebtedness, which was incurred in September 2023. Before the Separation, Veralto depended on Danaher for all of our working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation, the Company recorded no interest expense in the Combined Condensed Financial Statements for periods prior to the Separation.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated and Combined Condensed Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be impacted by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, changes in tax laws and regulations, and legislative policy changes (for example, any changes that may result from the OECD’s initiative on Base Erosion, Profit Shifting and Pillar 2). For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “Liquidity and Capital Resources” below.
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Effective tax rate	26.4%	22.9%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended March 29, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million , net discrete expense of $1 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.6% for the three-month period ended March 29, 2024.
The effective tax rate for the three-month period ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete benefits of $5 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.7% for the three-month period ended March 31, 2023.
The Company conducts business globally, and Danaher filed numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, Netherlands and the United Kingdom. Excluding these non-U.S. jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated and Combined Condensed Financial Statements given the geographic dispersion of the Company’s income.

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

COMPREHENSIVE INCOME
In 2024, comprehensive income decreased $89 million for the three-month period ended March 29, 2024 as compared to the comparable period in 2023, primarily driven by increased losses from foreign currency translation adjustments and to a lesser extent higher net earnings in the prior year period. The Company recorded foreign currency translation losses of $36 million offset by an unrealized gain on their net investment hedge of $9 million for the three-month period ended March 29, 2024. The foreign currency translation losses were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period, compared to gains of $21 million for the three-month period ended March 31, 2023, primarily driven by the weakening of the U.S. dollar against the euro in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.
LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on its outstanding indebtedness, and manage its capital structure on a short and long-term basis.
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Net cash provided by operating activities	$115	$156

Payments for additions to property, plant and equipment	(13)	(9)
All other investing activities	(10)	—
Net cash used in investing activities	$(23)	$(9)

Payment of dividends	$(22)	$—
Proceeds from the issuance of common stock	2	—
Net transfers to Former Parent	—	(147)
Net cash used in financing activities	$(20)	$(147)

•Operating cash flows decreased $41 million, or 26%, during the three-month period ended March 29, 2024 as compared to the comparable period in 2023, primarily driven by cash interest payments of $57 million, cash tax payments of $32 million, and lower net income offset by changes in net working capital.
•Net cash used in investing activities increased $14 million for the three-month period ended March 29, 2024 as compared to the comparable period in 2023 and consisted of a $4 million increase in capital expenditures and $10 million increase in other investing activities.
•Net cash used in financing activities decreased $127 million for the three-month period ended March 29, 2024 as compared to the comparable period in 2023 as the Company no longer returns cash to the Former Parent.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended March 29, 2024 were $22 million.
In the first quarter of 2024, the Company declared a regular quarterly dividend of $0.09 per share of Company common stock payable on April 30, 2024 to holders of record as of March 28, 2024.

Cash and Cash Requirements
As of March 29, 2024, the Company held $827 million of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $278 million was held within the United States and approximately $549 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in Veralto’s foreign subsidiaries are not readily determinable. As of March 29, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2024, the Company’s cash contribution requirements for its pension plans are expected to be $5 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
Contractual Obligations
For a description of the Company’s lease obligations, commitments and litigation and contingencies, refer to Notes 8, 15 and 16 to the audited Consolidated and Combined Financial Statements included within the 2023 Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2023 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2023 Annual Report on Form 10-K. There were no material changes during the quarter ended March 29, 2024 to this information as reported in the 2023 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2023 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended March 29, 2024 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2023 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
None of Veralto’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

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

VERALTO CORPORATION

Date:	April 23, 2024	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	April 23, 2024	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer