Form 10-Q
period 2024-06-28
Veralto Corp
filed 2024-07-26
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 17, 2024 was 247,106,400.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	June 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,043	$762
Trade accounts receivable, less allowance for credit losses of $34 and $36, respectively	803	826
Inventories:
Finished goods	132	126
Work in process	43	42
Raw materials	137	129
Total inventories	312	297
Prepaid expenses and other current assets	175	188
Total current assets	2,333	2,073
Property, plant and equipment, net of accumulated depreciation of $481 and $472, respectively	263	262
Other long-term assets	416	398
Goodwill	2,490	2,533
Other intangible assets, net	401	427
Total assets	$5,903	$5,693
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$397	$431
Accrued expenses and other liabilities	793	834
Total current liabilities	1,190	1,265
Other long-term liabilities	426	410
Long-term debt	2,615	2,629
Equity:
Preferred stock - $0.01 par value, as of June 28, 2024 and December 31, 2023, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, as of June 28, 2024 and December 31, 2023, 1.0 billion shares authorized as of both dates; and 247.1 million and 246.3 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,150	2,157
Retained earnings	521	178
Accumulated other comprehensive loss	(1,007)	(954)
Total Veralto equity	1,666	1,383
Noncontrolling interests	6	6
Total equity	1,672	1,389
Total liabilities and equity	$5,903	$5,693
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$1,288	$1,253	$2,534	$2,478
Cost of sales	(514)	(529)	(1,013)	(1,046)
Gross profit	774	724	1,521	1,432
Operating costs:
Selling, general and administrative expenses	(414)	(378)	(808)	(738)
Research and development expenses	(61)	(57)	(121)	(113)
Operating profit	299	289	592	581
Nonoperating income (expense):
Other income (expense), net	1	(14)	(14)	(14)
Interest expense, net	(30)	—	(58)	—
Earnings before income taxes	270	275	520	567
Income taxes	(67)	(66)	(133)	(133)
Net earnings	$203	$209	$387	$434

Net earnings per common share:
Basic	$0.82	$0.85	$1.57	$1.76
Diluted	$0.81	$0.85	$1.55	$1.76
Average common stock and common equivalent shares outstanding:
Basic	247.2	246.3	247.1	246.3
Diluted	249.3	246.3	249.1	246.3
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net earnings	$203	$209	$387	$434
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(29)	7	(65)	28
Unrealized gain on net investment hedge	3	—	12	—
Total other comprehensive income (loss), net of income taxes	(26)	7	(53)	28
Comprehensive income	$177	$216	$334	$462
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, December 31, 2023	246.3	$2	$2,157	$178	$—	$(954)	$6
Net earnings for the period	—	—	—	184	—	—	—
Dividends declared	—	—	—	(22)	—	—	—
Separation related adjustments	—	—	(54)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(27)	—
Common stock-based award activity	0.5	—	18	—	—	—	—
Balance, March 29, 2024	246.8	$2	$2,121	$340	$—	$(981)	$6
Net earnings for the period	—	—	—	203	—	—	—
Dividends declared	—	—	—	(22)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(26)	—
Common stock-based award activity	0.3	—	29	—	—	—	—
Balance, June 28, 2024	247.1	$2	$2,150	$521	$—	$(1,007)	$6

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2022	—	$—	$—	$—	$4,189	$(954)	$5
Net earnings for the period	—	—	—	—	225	—	—
Net transfers to Former Parent	—	—	—	—	(147)	—	—
Other comprehensive income (loss)	—	—	—	—	—	21	—
Former Parent common stock-based award activity	—	—	—	—	9	—	—
Balance, March 31, 2023	—	$—	$—	$—	$4,276	$(933)	$5
Net earnings for the period	—	—	—	—	209	—	—
Net transfers to Former Parent	—	—	—	—	(291)	—	—
Other comprehensive income (loss)	—	—	—	—	—	7	—
Former Parent common stock-based award activity	—	—	—	—	13	—	—
Balance, June 30, 2023	—	$—	$—	$—	$4,207	$(926)	$5
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net earnings	$387	$434
Noncash items:
Depreciation	20	20
Amortization of intangible assets	21	24
Stock-based compensation expense	35	22
Loss on product line disposition	15	—
Impairment of equity method investment	—	15
Change in trade accounts receivable, net	15	16
Change in inventories	(18)	16
Change in trade accounts payable	(30)	(53)
Change in prepaid expenses and other assets	(3)	8
Change in accrued expenses and other liabilities	(76)	(45)
Net cash provided by operating activities	366	457
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(24)	(21)
All other investing activities	(10)	2
Net cash used in investing activities	(34)	(19)
Cash flows from financing activities:
Payment of dividends	(44)	—
Proceeds from the issuance of common stock	11	—
Net transfers to Former Parent	—	(438)
Net cash used in financing activities	(33)	(438)
Effect of exchange rate changes on cash and cash equivalents	(18)	—
Net change in cash and cash equivalents	281	—
Beginning balance of cash and cash equivalents	762	—
Ending balance of cash and cash equivalents	$1,043	$—
Supplemental disclosures:
Cash interest payments	$57	$—
Cash income tax payments	$142	$—
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
Veralto Corporation’s (“Veralto” or the “Company”) unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Its diverse group of associates and leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events and food and pharmaceutical security. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products and processes. The Company operates through two segments – Water Quality and Product Quality & Innovation. Through the Water Quality segment, the Company improves the quality and reliability of water through leading brands including Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of June 28, 2024 and December 31, 2023, and its results of operations for the three and six-month periods ended June 28, 2024 and June 30, 2023 and its cash flows for each of the six-month periods then ended.
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
Following the Separation, the Consolidated Financial Statements include the accounts of Veralto and those of its subsidiaries and no longer include any allocations from Danaher. Accordingly:

•The Consolidated Condensed Balance Sheets at June 28, 2024 and December 31, 2023 consist of the Company’s consolidated balances.
•The Consolidated Condensed Statement of Earnings, Statement of Comprehensive Income and Statement of Equity for the three and six-month periods ended June 28, 2024 consist of the Company’s consolidated results. The Combined Condensed Statement of Earnings, Statement of Comprehensive Income and Statement of Equity for the three and six-month periods ended June 30, 2023 consist of the combined results of the Veralto Businesses.
•The Consolidated Condensed Statement of Cash Flows for the six-month period ended June 28, 2024 consist of the Company’s consolidated results and the Combined Condensed Statement of Cash Flows for the six-month period ended June 30, 2023 consist of the combined results of the Veralto Businesses.
There have been no changes to the Company’s significant accounting policies described within the 2023 Annual Report on Form 10-K that have a material impact on the Company’s Consolidated and Combined Condensed Financial Statements and the related Notes.
Recent Accounting Pronouncements—On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about board oversight of climate-related risks, and climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. Annual disclosure requirements, including disclosure of a registrant’s greenhouse gas emissions, could be effective for the Company as early as the fiscal year beginning January 1, 2025. However, in April 2024, the SEC voluntarily stayed the final rules pending the resolution of certain legal challenges. The Company is currently assessing the impact of these final rules on its Consolidated Financial Statements and disclosures.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. On January 1, 2024, the Company adopted the ASU and it will first apply to the Company’s Consolidated Financial Statements and related disclosures for the year ending December 31, 2024, which the Company is in the process of drafting.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves the reportable segment disclosure requirements in ASC 280, Segment Reporting, primarily through enhanced disclosures about significant expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Financial Statements and related segment disclosures.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Operating Leases—As of June 28, 2024 and December 31, 2023, operating lease right-of-use assets where the Company was the lessee were $154 million and $144 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $162 million and $148 million as of June 28, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets as of June 28, 2024 and December 31, 2023 are prepaid expenses of $140 million and $143 million, respectively.

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
We were incorporated on October 26, 2022; accordingly, we had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding at Separation was 246.3 million and is utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.
Information related to the calculation of net earnings per common share for the three and six-month periods ended June 28, 2024 and June 30, 2023 is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net earnings	$203	$209	$387	$434

Denominator:
Weighted average common shares outstanding used in Basic EPS	247.2	246.3	247.1	246.3
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	2.1	—	2.0	—
Weighted average common shares outstanding used in Diluted EPS	249.3	246.3	249.1	246.3

Basic EPS	$0.82	$0.85	$1.57	$1.76
Diluted EPS	$0.81	$0.85	$1.55	$1.76

NOTE 3. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended June 28, 2024 and June 30, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$446	$170	$616
Western Europe	132	152	284
Other developed markets	17	12	29
High-growth markets(b)	182	177	359
Total	$777	$511	$1,288

Revenue type:
Recurring	$473	$321	$794
Nonrecurring	304	190	494
Total	$777	$511	$1,288

For the Three-Month Period Ended June 30, 2023:
Geographical region:
North America(a)	$418	$164	$582
Western Europe	134	151	285
Other developed markets	17	14	31
High-growth markets(b)	187	168	355
Total	$756	$497	$1,253

Revenue type:
Recurring	$437	$305	$742
Nonrecurring	319	192	511
Total	$756	$497	$1,253

	Water Quality	Product Quality & Innovation	Total
For the Six-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$881	$338	$1,219
Western Europe	263	302	565
Other developed markets	32	24	56
High-growth markets(b)	350	344	694
Total	$1,526	$1,008	$2,534

Revenue type:
Recurring	$915	$637	$1,552
Nonrecurring	611	371	982
Total	$1,526	$1,008	$2,534

For the Six-Month Period Ended June 30, 2023:
Geographical region:
North America(a)	$827	$331	$1,158
Western Europe	265	298	563
Other developed markets	33	27	60
High-growth markets(b)	360	337	697
Total	$1,485	$993	$2,478

Revenue type:
Recurring	$859	$607	$1,466
Nonrecurring	626	386	1,012
Total	$1,485	$993	$2,478
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended June 28, 2024 and June 30, 2023, lease revenue was $20 million for each period. For the six-month periods ended June 28, 2024 and June 30, 2023, lease revenue was $39 million for each period. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 28, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $277 million. The Company expects to recognize revenue on approximately 43% of the remaining performance obligations over the next 12 months, 34% over the subsequent 12 months, and the remainder recognized thereafter.

The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 28, 2024 and December 31, 2023, contract liabilities were $228 million and $223 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the six-month periods ended June 28, 2024 and June 30, 2023 that was included in the opening contract liability balance was $139 million and $126 million, respectively.

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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales:
Water Quality	$777	$756	$1,526	$1,485
Product Quality & Innovation	511	497	1,008	993
Total	$1,288	$1,253	$2,534	$2,478

Operating profit:
Water Quality	$188	$180	$369	$348
Product Quality & Innovation	135	122	268	257
Other	(24)	(13)	(45)	(24)
Total	$299	$289	$592	$581

NOTE 5. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Effective tax rate	24.8%	24.0%	25.6%	23.5%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $3 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.1% for the three-month period ended June 28, 2024.
The effective tax rate for the six-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, net discrete expense of $4 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.3% for the six-month period ended June 28, 2024.
The effective tax rate for the three-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, partially offset by net discrete benefits of $1 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.4% for the three-month period ended June 30, 2023.
The effective tax rate for the six-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, partially offset by net discrete benefits of $6 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.1% for the six-month period ended June 30, 2023.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2023 and Note 6 to the financial statements included within the 2023 Annual Report on Form 10-K.

NOTE 6. NONOPERATING INCOME (EXPENSE)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and resulted in nonoperating income of $1 million for the three and six-month periods ended June 28, 2024, and nonoperating income of less than $1 million for the three and six-month periods ended June 30, 2023.
Loss on Sale of Product Line
During the six-month period ended June 28, 2024, the Company divested a product line, which was reported in the Water Quality segment, and recorded a $15 million loss associated with the sale that is presented in other income (expense), net. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
Impairment of Equity Method Investment
During the three and six-month periods ended June 30, 2023, the Company recorded an impairment of $15 million related to an equity method investment, which is reflected in nonoperating income (expense).

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2023	$2,533
Attributable to 2024 acquisitions	3
Foreign currency translation and other	(46)
Balance, June 28, 2024	$2,490
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 28, 2024	December 31, 2023
Water Quality	$1,280	$1,305
Product Quality & Innovation	1,210	1,228
Total	$2,490	$2,533
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and six-month periods ended June 28, 2024 and June 30, 2023.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during the second quarter of 2023 which resulted in the impairment of customer relationships totaling $6 million within the Product Quality & Innovation segment.

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
June 28, 2024
Deferred compensation liabilities	$28	$—	$—	$28
December 31, 2023
Deferred compensation liabilities	$23	$—	$—	$23
Certain management employees participate in the Company’s nonqualified deferred compensation programs, which permit such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of the compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	June 28, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,615	$2,622	$2,629	$2,710
As of June 28, 2024, long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 9. FINANCING
As of June 28, 2024, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	June 28, 2024	December 31, 2023
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$697	$696
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	695	695
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	530	546
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	692
Long-term debt	$2,615	$2,629
Unamortized debt discounts and debt issuance costs totaled $21 million and $24 million as of June 28, 2024 and December 31, 2023, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2023 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of June 28, 2024.
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
The following table summarizes the notional values as of June 28, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the three and six-month periods ended June 28, 2024 ($ in millions):

	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended June 28, 2024:
Net investment hedges:
Foreign currency denominated debt	$530	$4	$—

For the Six-Month Period Ended June 28, 2024:
Net investment hedges:
Foreign currency denominated debt	$530	$16	$—
There was no foreign currency denominated debt as of June 30, 2023.
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the three and six-month periods ended June 28, 2024. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the three and six-month periods ended June 28, 2024, and should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Consolidated Condensed Balance Sheets within Long-term debt as of June 28, 2024.

NOTE 11. DEFINED BENEFIT PLANS
For a description of the noncontributory defined benefit pension plans refer to Note 14 of the 2023 Annual Report on Form 10-K.
The following sets forth the components of the Company’s net periodic benefit cost of the non-U.S. noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Service cost	$(1)	$(1)	$(2)	$(2)
Interest cost	(1)	(1)	(2)	(2)
Expected return on plan assets	2	1	3	2
Amortization of net loss	—	—	—	—
Net periodic cost	$—	$(1)	$(1)	$(2)
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
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of June 28, 2024 and December 31, 2023, the Company had accrued warranty liabilities of $32 million and $34 million, respectively.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2023 included within the 2023 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended June 28, 2024 and June 30, 2023 was $20 million and $13 million, respectively. The Company’s stock-based compensation expense for the six-month periods ended June 28, 2024 and June 30, 2023 was $35 million and $22 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings. As of June 28, 2024, $48 million of total unrecognized compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) is expected to be recognized over a weighted average period of approximately two years. As of June 28, 2024, $47 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended June 28, 2024:
Balance, March 29, 2024	$(975)	$(5)	$(1)	$(981)
Other comprehensive income (loss):
Increase (decrease)	(29)	4	—	(25)
Income tax impact	—	(1)	—	(1)
Net other comprehensive income (loss), net of income taxes	(29)	3	—	(26)
Balance, June 28, 2024	$(1,004)	$(2)	$(1)	$(1,007)

For the Three-Month Period Ended June 30, 2023:
Balance, March 31, 2023	$(947)	$—	$14	$(933)
Other comprehensive income (loss):
Increase	7	—	—	7
Income tax impact	—	—	—	—
Net other comprehensive income (loss), net of income taxes	7	—	—	7
Balance, June 30, 2023	$(940)	$—	$14	$(926)

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Comprehensive Income (Loss)
For the Six-Month Period Ended June 28, 2024:
Balance, December 31, 2023	$(939)	$(14)	$(1)	$(954)
Other comprehensive income (loss):
Increase (decrease)	(65)	16	—	(49)
Income tax impact	—	(4)	—	(4)
Net other comprehensive income (loss), net of income taxes	(65)	12	—	(53)
Balance, June 28, 2024	$(1,004)	$(2)	$(1)	$(1,007)

For the Six-Month Period Ended June 30, 2023:
Balance, December 31, 2022	$(968)	$—	$14	$(954)
Other comprehensive income (loss):
Increase	28	—	—	28
Income tax impact	—	—	—	—
Net other comprehensive income (loss), net of income taxes	28	—	—	28
Balance, June 30, 2023	$(940)	$—	$14	$(926)

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
Corporate Expenses allocated to Veralto from Danaher and its subsidiaries for the three and six-month periods ended June 30, 2023 were $14 million and $27 million, respectively. Following the Separation, the Company independently incurs expenses as a stand-alone company and no expenses are allocated by Danaher.
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
Insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for three and six-month periods ended June 30, 2023 were $2 million and $4 million, respectively.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs Danaher administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Medical insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for three and six-month periods ended June 30, 2023 were $20 million and $41 million, respectively.
Deferred Compensation Program Administered by Danaher
Refer to Note 8 for information regarding the deferred compensation program. In connection with the Separation, the Company established a similar independent, nonqualified deferred compensation program.
Deferred compensation program expenses incurred for three and six-month periods ended June 30, 2023 were $1 million and $2 million, respectively.

Revenue and other transactions entered into in the ordinary course of business
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company and certain of its revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates.
During the three-month periods ended June 28, 2024 and June 30, 2023, Veralto recorded revenues from sales to Danaher and its subsidiaries of $5 million and $7 million, respectively. During the six-month periods ended June 28, 2024 and June 30, 2023, Veralto recorded revenues from sales to Danaher and its subsidiaries of $10 million and $14 million, respectively. Following the Separation, Veralto continues to enter into revenue arrangements in the ordinary course of business with Danaher and its subsidiaries, although certain agreements were entered into or terminated as a result of the Separation.
In addition to transactions entered into in the ordinary course of business, the Company made net payments of approximately $2 million and approximately $16 million during the three and six-month periods ended June 28, 2024, respectively, in accordance with the transition services agreement for various services provided to the Company by Danaher.

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
•Basis of Presentation;
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2023, included within the 2023 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three and six-month periods ended June 28, 2024 included in this Quarterly Report on Form 10-Q (this “Report”).

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

OVERVIEW
Business Overview
The Company’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events and food and pharmaceutical security. For decades, the Company has used its scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries - including municipal utilities, food and beverage, pharmaceutical and industrials - where the consequence of failure is high. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products and processes. The Company is headquartered in Waltham, Massachusetts with a workforce of approximately 16,000 associates strategically located in more than 45 countries.
The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). The Company’s businesses within these segments have strong globally recognized brands as a result of its leadership in served markets over several decades. Through WQ, the Company provides innovative products and services that improve the quality and reliability of water through leading brands including Hach, Trojan Technologies and ChemTreat. Through PQI, the Company enables customers to promote consumer trust in products and help enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone. The Company believes its leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to its customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support the Company’s customers. As a result, the Company’s business generates recurring sales which represented approximately 61% of total sales during the six-month period ended June 28, 2024. The Company’s business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. The Company believes these attributes allow it to deliver financial performance that is resilient across economic cycles.
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
We also believe that the Veralto Enterprise System (“VES”) provides the Company with a strong foundation for competitive differentiation. VES is a business management system that consists of a philosophy, processes and tools that guide what

Veralto does and measure how well Veralto executes, grounded in a culture of continuous improvement. The VES processes and tools are organized around the areas of Operational Excellence, Growth and Leadership, and are rooted in foundational tools known as the VES Fundamentals, which are relevant to every associate and business function. The VES Fundamentals are focused on core competencies such as using visual representations of processes to identify inefficiencies, defining and solving problems in a structured way, and continuously improving processes to drive consistent execution.
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
Business Performance
During the three-month period ended June 28, 2024, the Company’s overall revenues increased 2.8% and core sales increased 3.8% compared to the comparable period in 2023 with growth in both segments. Currency exchange rates and acquisitions, net of divestitures, decreased reported sales by 0.8% and 0.2%, respectively. For the six-month period ended June 28, 2024, overall revenues increased 2.3% and core sales increased 2.8% compared to the comparable period in 2023. Currency exchange rates and acquisitions, net of divestitures, decreased reported sales by 0.3% and 0.2%, respectively. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended June 28, 2024 in developed markets increased year-over-year by 3.5% driven by increased sales of 5.8% in North America, partially offset by decreased sales of 0.4% in Western Europe. Sales in high-growth markets increased 1.1% year-over-year. For the same period, core sales in developed markets increased 3.5% driven by an increase in core sales of 5.4% in North America. Core sales were flat in the three-month period ended June 28, 2024 in Western Europe. Core sales in high-growth markets increased 4.4% driven by high single-digit increases in Latin America.
Geographically, the Company’s sales in the six-month period ended June 28, 2024 in developed markets increased year-over-year by 3.3% driven by increased sales of 5.3% in North America and 0.4% in Western Europe while sales in high-growth markets decreased 0.4%. For the same period, core sales in developed markets increased 2.9% driven by an increase in core sales of 4.8% in North America, partially offset by decreased core sales of 0.5% in Western Europe, while core sales in high-growth markets increased 2.1% driven by mid-single digit increases in Latin America.
The Company’s net earnings for the three and six-month periods ended June 28, 2024 totaled $203 million and $387 million, respectively, compared to $209 million and $434 million, respectively, for the three and six-month periods ended June 30, 2023. The decrease in net earnings during the three-month period ended June 28, 2024 as compared to the three-month period ended June 30, 2023 was driven by standalone public company costs, interest expense post Separation from Danaher, and select investments in sales and marketing growth initiatives. The decrease in net earnings during the six-month period ended June 28, 2024 as compared to the six-month period ended June 30, 2023 was driven by standalone public company costs, interest expense post Separation from Danaher, select investments in sales and marketing growth initiatives and a loss on a sale of a product line. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three and six-month periods ended June 28, 2024.
Outlook
Looking out over the balance of 2024, in the Water Quality Segment, the Company continues to expect positive secular growth drivers across industrial markets particularly in North America, along with steady demand at municipalities. In the Product Quality and Innovation segment, the Company expects to see steady, modest recovery in the consumer packaged goods markets as the year progresses. In any end market environment, the Company leverages VES to drive growth and continuous improvement.
The Company’s outlook for 2024 reflects its current visibility and expectations based on the current market environment and other factors. The Company’s ability to meet its expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within the Company’s 2023 Annual Report on Form 10-K and any subsequent updates in Item “1A. Risk Factors” within Quarterly Reports on Form 10-Q.

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
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six-Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	2.8%	2.3%
Impact of:
Acquisitions/divestitures	0.2%	0.2%
Currency exchange rates	0.8%	0.3%
Core sales growth (non-GAAP)	3.8%	2.8%
2024 Sales Compared to 2023
Total sales increased 2.8% and 2.3% during the three and six-month periods ended June 28, 2024, respectively, compared to the comparable periods in 2023, primarily as a result of core sales growth driven by the factors discussed below by segment.
Currency exchange rates and acquisitions, net of divestitures, decreased reported sales by 0.8% and 0.2%, respectively, during the three-month period ended June 28, 2024 compared to the comparable period in 2023. Currency exchange rates and acquisitions, net of divestitures, decreased reported sales by 0.3% and 0.2%, respectively, during the six-month period ended June 28, 2024 compared to the comparable period in 2023. Price increases contributed 2.0% and 2.1% to sales growth on a year-over-year basis during the three and six-month periods ended June 28, 2024, respectively, and are reflected as a component of core sales growth above.

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Water Quality	$777	$756	$1,526	$1,485
Product Quality & Innovation	511	497	1,008	993
Total	$1,288	$1,253	$2,534	$2,478
For information regarding the Company’s sales by geographical region, refer to Note 3 to the accompanying Consolidated and Combined Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$1,288	$1,253	$2,534	$2,478
Cost of sales	(514)	(529)	(1,013)	(1,046)
Gross profit	$774	$724	$1,521	$1,432
Gross profit margin	60.1%	57.8%	60.0%	57.8%
Cost of sales decreased by $15 million or 2.8% during the three-month period ended June 28, 2024, as compared to the comparable period in 2023. Cost of sales decreased by $33 million or 3.2% during the six-month period ended June 28, 2024, as compared to the comparable period in 2023. For the three and six-month periods ended June 28, 2024, the decreases in cost of sales were driven primarily by the impact of lower year-over-year material costs and improved productivity.
Gross profit margins increased 230 basis points on a year-over-year basis for the three-month period ended June 28, 2024, as compared to the comparable period in 2023. Gross profit margins increased 220 basis points on a year-over-year basis for the six-month period ended June 28, 2024, as compared to the comparable period in 2023. For the three and six-month periods ended June 28, 2024 the increase in gross profit margins were driven by positive pricing actions and to a lesser extent lower material and improved productivity.
Operating Expenses

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$1,288	$1,253	$2,534	$2,478
Selling, general and administrative (“SG&A”) expenses	(414)	(378)	(808)	(738)
Research and development (“R&D”) expenses	(61)	(57)	(121)	(113)
SG&A as a % of sales	32.1%	30.2%	31.9%	29.8%
R&D as a % of sales	4.7%	4.5%	4.8%	4.6%
SG&A expenses as a percentage of sales increased 190 basis points for the three-month period ended June 28, 2024, as compared to the comparable period in 2023. SG&A expenses as a percentage of sales increased 210 basis points for the six-month period ended June 28, 2024, as compared to the comparable period in 2023. For the three and six-month periods ended June 28, 2024, the increase in SG&A expenses as a percentage of sales was driven primarily by the increase in the Company’s SG&A expenses exceeding the increase in the Company’s sales, due to continued investments in sales and marketing growth initiatives, as well as the costs to operate as a stand-alone company.
R&D expenses as a percentage of sales increased by 20 basis points and by 20 basis points, respectively, during the three and six-month periods ended June 28, 2024 as compared to the comparable period in 2023, driven by growth related R&D initiatives.
Operating Profit Performance
Operating profit margins increased 10 basis points from 23.1% during the three-month period ended June 30, 2023 to 23.2% for the three-month period ended June 28, 2024.

Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were favorably impacted by:
•Second quarter 2023 impairment charges related to customer relationships - 40 basis points
Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•The impact of incremental costs associated with operating as a stand-alone company, incremental labor and sales and marketing growth initiatives offset by higher 2024 core sales - 30 basis points
Operating profit margins during the six-month period ended June 30, 2023 were flat compared to the six-month period ended June 28, 2024, at 23.4%.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•Second quarter year-to-date 2023 impairment charge related to customer relationships in the Product Quality and Innovation segment - 20 basis points
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred as a result of the Separation from Danaher - 10 basis points
•The impact of incremental costs associated with operating as a stand-alone company, incremental labor and sales and marketing growth initiatives offset by higher 2024 core sales and incremental year-over-year cost savings associated with material costs, restructuring and continuing productivity improvement initiatives - 10 basis points

WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$777	$756	$1,526	$1,485
Operating profit	188	180	369	348
Depreciation	6	6	12	12
Amortization of intangible assets	4	5	9	10
Operating profit as a % of sales	24.2%	23.8%	24.2%	23.4%
Depreciation as a % of sales	0.8%	0.8%	0.8%	0.8%
Amortization as a % of sales	0.5%	0.7%	0.6%	0.7%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six-Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	2.8%	2.8%
Impact of:
Acquisitions/divestitures	0.4%	0.3%
Currency exchange rates	0.8%	0.3%
Core sales growth (non-GAAP)	4.0%	3.4%
Total segment sales increased 2.8% during the three and six-month periods ended June 28, 2024 compared to the comparable periods in 2023, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 6.7% and 6.5% for the three and six-month periods ended June 28, 2024, respectively, compared to the comparable periods in 2023.

Price increases in the segment contributed 2.4% and 2.5% to sales growth on a year-over-year basis during the three and six-month periods ended June 28, 2024, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 4.0% and 3.4% year-over-year during the three and six-month periods ended June 28, 2024, respectively. Geographically, core sales growth during the three-month period ended June 28, 2024, was driven by increases of 6.1% in North America and 2.0% in high-growth markets, driven by mid-single digit percentage core sales increase in China and low single digits core sales increase in Latin America, offset by decreases of 0.6% in Western Europe. Geographically, core sales growth during the six-month period ended June 28, 2024, was driven by increases of 6.1% in North America offset by decreases of 1.2% in Western Europe. Core sales were flat during the six-month period ended June 28, 2024 in high growth markets.
The increase in core sales in the three and six-month periods ended June 28, 2024 was driven by the chemical treatment solutions product line and, to a lesser extent, the analytical instrumentation and ultraviolet water disinfection product lines. Core sales in the chemical treatment solutions product line increased 7.8% and 6.4% year-over-year in the three and six-month periods, respectively, as a result of increased core sales across most major end-markets. Year-over-year core sales in the analytical instrumentation product line increased 2.7% and 2.3% for the three and six-month periods ended June 28, 2024, respectively, driven by all regions except Latin America. Core sales in the ultraviolet water disinfection product line increased by 2.2% and 2.7%, respectively, for the three and six-month periods, driven by demand in the municipal and residential end-markets.
Operating Profit Performance
Operating profit margins increased 40 basis points during the three-month period ended June 28, 2024 as compared to the comparable period in 2023.
Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were favorably impacted by:
•Higher second quarter 2024 core sales volumes, product mix and incremental year-over-year cost savings associated with material costs, net of the impact of incremental year-over-year costs associated with labor and sales and marketing growth initiatives - 40 basis points
Operating profit margins increased 80 basis points during the six-month period ended June 28, 2024 as compared to the comparable period in 2023.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•Higher year-to-date 2024 core sales and incremental year-over-year cost savings associated with material costs, net of the impact of incremental year-over-year costs associated with labor and sales and marketing growth initiatives - 80 basis points

PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides instruments, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$511	$497	$1,008	$993
Operating profit	135	122	268	257
Depreciation	4	4	8	8
Amortization of intangible assets	6	7	12	14
Operating profit as a % of sales	26.4%	24.5%	26.6%	25.9%
Depreciation as a % of sales	0.8%	0.8%	0.8%	0.8%
Amortization as a % of sales	1.2%	1.4%	1.2%	1.4%

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six-Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	2.7%	1.5%
Impact of:
Acquisitions/divestitures	—%	0.1%
Currency exchange rates	0.7%	0.2%
Core sales growth (non-GAAP)	3.4%	1.8%
Total segment sales increased 2.7% and 1.5% year-over-year during the three and six-month periods ended June 28, 2024, respectively, primarily as a result of changes in core sales driven by the factors discussed below. Geographically, sales growth was driven by North America which saw increases of 3.7% and 2.1% for the three and six-month periods ended June 28, 2024, respectively, compared to the comparable periods in 2023. High-growth markets also experienced increased sales of 5.4% and 2.1% during the three and six-month periods ended June 28, 2024, respectively, compared to the comparable periods in 2023. Sales growth in Western Europe was flat and 1.3% during the three and six-month periods ended June 28, 2024, respectively, compared to the comparable periods in 2023.
Price increases in the segment contributed 1.4% and 1.5% to sales growth on a year-over-year basis during both the three and six-month periods ended June 28, 2024, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Product Quality & Innovation segment increased 3.4% and 1.8% year-over-year during the three and six-month periods ended June 28, 2024, respectively. Geographically, core sales growth during the three and six-month periods ended June 28, 2024 was driven by increases of 3.5% and 1.7% in North America and increases of 6.9% and 3.7% in high-growth markets, respectively. The core sales growth in the high-growth markets during the three and six-month periods ended June 28, 2024 was driven by low double digits and low teen core sales increases in Latin America partially offset by flat core sales in China. Core sales were flat in Western Europe during the three and six-month periods ended June 28, 2024, respectively.
From a product line perspective, core sales in the marking and coding business increased 3.6% and 1.2% year-over-year during the three and six-month periods ended June 28, 2024, respectively, driven by higher consumable demand in the industrial and consumer packaged goods end-markets. Core sales in the packaging and color solutions business increased 3.0% and 3.2% year-over-year during the three and six-month periods ended June 28, 2024, respectively, driven by improving capital spending across the consumer packaged goods and industrial end-markets.
Operating Profit Performance
Operating profit margins increased 190 basis points during the three-month period ended June 28, 2024 as compared to the comparable period in 2023.
Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were favorably impacted by:
•Impact of second quarter 2023 impairment charges of customer relationships - 110 basis points
•The impact of higher 2024 core sales and cost savings associated with restructuring and continuing productivity improvement initiatives, partially offset by incremental labor and sales and marketing growth initiatives - 80 basis points
Operating profit margins increased 70 basis points during the six-month period ended June 28, 2024 as compared to the comparable period in 2023.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•The impact of second quarter year-to-date 2023 impairment charge related to customer relationships - 50 basis points
•The impact of higher 2024 core sales and cost savings associated with restructuring and continuing productivity improvement initiatives, partially offset by incremental labor and sales and marketing growth initiatives - 20 basis points

OTHER INCOME (EXPENSE)
For a description of the Company’s other income (expense), net during the three and six-month periods ended June 28, 2024 and June 30, 2023, refer to Note 6 to the accompanying Consolidated and Combined Condensed Financial Statements.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 9 to the accompanying Consolidated and Combined Condensed Financial Statements.
Net interest expense of $30 million and $58 million was recorded for the three and six-month periods ended June 28, 2024, arising from our outstanding indebtedness, which was incurred in September 2023. Before the Separation, Veralto depended on Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation, the Company recorded no interest expense in the Combined Condensed Financial Statements for periods prior to the Separation.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated and Combined Condensed Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be impacted by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, changes in tax laws and regulations, and legislative policy changes. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “Liquidity and Capital Resources” below.
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Effective tax rate	24.8%	24.0%	25.6%	23.5%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $3 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.1% for the three-month period ended June 28, 2024.
The effective tax rate for the six-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, net discrete expense of $4 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.3% for the six-month period ended June 28, 2024.
The effective tax rate for the three-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, partially offset by net discrete benefits of $1 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.4% for the three-month period ended June 30, 2023.
The effective tax rate for the six-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete benefits of $6 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.1% for the six-month period ended June 30, 2023.

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
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted, as necessary. For a discussion of risks related to these and other tax matters, refer to “Item 1A. Risk Factors” in the 2023 Annual Report on Form 10-K.
COMPREHENSIVE INCOME
In 2024, comprehensive income decreased $39 million for the three-month period ended June 28, 2024 as compared to the comparable period in 2023, primarily driven by losses from foreign currency translation adjustments and to a lesser extent higher net earnings in the prior year period. Comprehensive income decreased $128 million for the six-month period ended June 28, 2024 as compared to the comparable period in 2023, primarily driven by losses from foreign currency translation adjustments and to a lesser extent higher net earnings in the prior year period. The Company recorded foreign currency translation losses of $29 million offset by an unrealized gain on their net investment hedge of $3 million for the three-month period ended June 28, 2024. The foreign currency translation losses were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period, compared to gains of $7 million for the three-month period ended June 30, 2023, primarily driven by the weakening of the U.S. dollar against the euro in the period. The Company recorded foreign currency translation losses of $65 million offset by an unrealized gain on their net investment hedge of $12 million for the six-month period ended June 28, 2024. The foreign currency translation losses were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period, compared to gains of $28 million for the six-month period ended June 30, 2023, primarily driven by the weakening of the U.S. dollar against the euro in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$366	$457

Payments for additions to property, plant and equipment	(24)	(21)
All other investing activities	(10)	2
Net cash used in investing activities	$(34)	$(19)

Payment of dividends	$(44)	$—
Proceeds from the issuance of common stock	11	—
Net transfers to Former Parent	—	(438)
Net cash used in financing activities	$(33)	$(438)

•Operating cash flows decreased $91 million, or 20%, during the six-month period ended June 28, 2024 as compared to the comparable period in 2023, primarily driven by cash interest payments of $57 million, cash tax payments of $142 million, and lower net income offset by changes in net working capital.
•Net cash used in investing activities increased $15 million for the six-month period ended June 28, 2024 as compared to the comparable period in 2023 and consisted of a $3 million increase in capital expenditures and a $12 million increase in other investing activities.
•Net cash used in financing activities decreased $405 million for the six-month period ended June 28, 2024 as compared to the comparable period in 2023 as the Company no longer returns cash to the Former Parent.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended June 28, 2024 were $44 million.
In the second quarter of 2024, the Company declared a regular quarterly dividend of $0.09 per share of Company common stock payable on July 31, 2024 to holders of record as of June 28, 2024.

Cash and Cash Requirements
As of June 28, 2024, the Company held $1,043 million of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $378 million was held within the United States and approximately $665 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax in 2017, in general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in Veralto’s foreign subsidiaries are not readily determinable. As of June 28, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2023 Annual Report on Form 10-K. There were no material changes during the quarter ended June 28, 2024 to this information as reported in the 2023 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended June 28, 2024 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2023 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
On April 29, 2024, Jennifer L. Honeycutt, Veralto’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act to sell up to 39,572 shares of common stock, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 22, 2025, or when all of the shares under the plan are sold.
On April 29, 2024, Surekha Trivedi, Veralto’s Senior Vice President, Strategy and Sustainability, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act to sell up to 10,410 shares of common stock, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on November 1, 2024, or when all of the shares under the plan are sold.
No other directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

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

VERALTO CORPORATION

Date:	July 25, 2024	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	July 25, 2024	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer