Form 10-Q
period 2024-09-27
Veralto Corp
filed 2024-10-24
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 16, 2024 was 247,307,775.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	September 27, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,267	$762
Trade accounts receivable, less allowance for credit losses of $35 and $36, respectively	839	826
Inventories:
Finished goods	145	126
Work in process	43	42
Raw materials	138	129
Total inventories	326	297
Prepaid expenses and other current assets	185	188
Total current assets	2,617	2,073
Property, plant and equipment, net of accumulated depreciation of $491 and $472, respectively	261	262
Other long-term assets	445	398
Goodwill	2,539	2,533
Other intangible assets, net	401	427
Total assets	$6,263	$5,693
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$424	$431
Accrued expenses and other liabilities	802	834
Total current liabilities	1,226	1,265
Other long-term liabilities	438	410
Long-term debt	2,639	2,629
Equity:
Preferred stock - $0.01 par value, as of September 27, 2024 and December 31, 2023, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, as of September 27, 2024 and December 31, 2023, 1.0 billion shares authorized as of both dates; and 247.2 million and 246.3 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,173	2,157
Retained earnings	717	178
Accumulated other comprehensive loss	(938)	(954)
Total Veralto equity	1,954	1,383
Noncontrolling interests	6	6
Total equity	1,960	1,389
Total liabilities and equity	$6,263	$5,693
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$1,314	$1,255	$3,848	$3,733
Cost of sales	(531)	(532)	(1,544)	(1,578)
Gross profit	783	723	2,304	2,155
Operating costs:
Selling, general and administrative expenses	(412)	(395)	(1,220)	(1,133)
Research and development expenses	(63)	(55)	(184)	(168)
Operating profit	308	273	900	854
Nonoperating income (expense):
Other income (expense), net	5	—	(9)	(14)
Interest expense, net	(27)	(5)	(85)	(5)
Earnings before income taxes	286	268	806	835
Income taxes	(67)	(63)	(200)	(196)
Net earnings	$219	$205	$606	$639

Net earnings per common share:
Basic	$0.89	$0.83	$2.45	$2.59
Diluted	$0.88	$0.83	$2.43	$2.59
Average common stock and common equivalent shares outstanding:
Basic	247.4	246.3	247.2	246.3
Diluted	250.0	246.3	249.4	246.3
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net earnings	$219	$205	$606	$639
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	88	(62)	23	(34)
Pension and post-retirement plan benefit adjustments	(1)	—	(1)	—
Unrealized gain (loss) on net investment hedge	(18)	3	(6)	3
Total other comprehensive income (loss), net of income taxes	69	(59)	16	(31)
Comprehensive income	$288	$146	$622	$608
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, December 31, 2023	246.3	$2	$2,157	$178	$—	$(954)	$6
Net earnings for the period	—	—	—	184	—	—	—
Dividends declared	—	—	—	(22)	—	—	—
Separation related adjustments	—	—	(54)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(27)	—
Common stock-based award activity	0.5	—	18	—	—	—	—
Balance, March 29, 2024	246.8	$2	$2,121	$340	$—	$(981)	$6
Net earnings for the period	—	—	—	203	—	—	—
Dividends declared	—	—	—	(22)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(26)	—
Common stock-based award activity	0.3	—	29	—	—	—	—
Balance, June 28, 2024	247.1	$2	$2,150	$521	$—	$(1,007)	$6
Net earnings for the period	—	—	—	219	—	—	—
Dividends declared	—	—	—	(23)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	69	—
Common stock-based award activity	0.1	—	23	—	—	—	—
Balance, September 27, 2024	247.2	$2	$2,173	$717	$—	$(938)	$6

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2022	—	$—	$—	$—	$4,189	$(954)	$5
Net earnings for the period	—	—	—	—	225	—	—
Net transfers to Former Parent	—	—	—	—	(147)	—	—
Other comprehensive income (loss)	—	—	—	—	—	21	—
Former Parent common stock-based award activity	—	—	—	—	9	—	—
Balance, March 31, 2023	—	$—	$—	$—	$4,276	$(933)	$5
Net earnings for the period	—	—	—	—	209	—	—
Net transfers to Former Parent	—	—	—	—	(291)	—	—
Other comprehensive income (loss)	—	—	—	—	—	7	—
Former Parent common stock-based award activity	—	—	—	—	13	—	—
Balance, June 30, 2023	—	$—	$—	$—	$4,207	$(926)	$5
Net earnings for the period	—	—	—	—	205	—	—
Recapitalization	246.3	2	—	—	(2)	—	—
Consideration paid to Former Parent in connection with Separation	—	—	—	—	(2,600)	—	—
Net transfers to Former Parent	—	—	—	—	198	—	—
Other comprehensive income (loss)	—	—	—	—	—	(59)	—
Former Parent common stock-based award activity	—	—	—	—	13	—	—
Balance, September 29, 2023	246.3	$2	$—	$—	$2,021	$(985)	$5
See the accompanying Notes to the Consolidated and Combined Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net earnings	$606	$639
Noncash items:
Depreciation	30	29
Amortization of intangible assets	28	36
Stock-based compensation expense	52	35
Loss on product line dispositions, net	15	—
Impairment of equity method investment	—	15
Change in trade accounts receivable, net	(7)	(2)
Change in inventories	(26)	28
Change in trade accounts payable	(10)	(85)
Change in prepaid expenses and other assets	(16)	(1)
Change in accrued expenses and other liabilities	(82)	6
Net cash provided by operating activities	590	700
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(33)	(32)
Proceeds from sales of property, plant and equipment	—	2
All other investing activities	(7)	(3)
Net cash used in investing activities	(40)	(33)
Cash flows from financing activities:
Payment of dividends	(67)	—
Proceeds from the issuance of common stock	18	—
Net proceeds from borrowings (maturities longer than 90 days)	—	2,608
Consideration paid to Former Parent in connection with Separation	—	(2,600)
Net transfers to Former Parent	—	(240)
Net cash used in financing activities	(49)	(232)
Effect of exchange rate changes on cash and cash equivalents	4	(9)
Net change in cash and cash equivalents	505	426
Beginning balance of cash and cash equivalents	762	—
Ending balance of cash and cash equivalents	$1,267	$426
Supplemental disclosures:
Cash interest payments	$137	$—
Cash income tax payments	$209	$—
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of September 27, 2024 and December 31, 2023, and its results of operations for the three and nine-month periods ended September 27, 2024 and September 29, 2023 and its cash flows for each of the nine-month periods then ended.
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
Following the Separation, the Consolidated Financial Statements include the accounts of Veralto and those of its subsidiaries and no longer include any allocations from Danaher. Accordingly:

•The Consolidated Condensed Balance Sheets at September 27, 2024 and December 31, 2023 consist of the Company’s consolidated balances.
•The Consolidated Condensed Statement of Earnings, Statement of Comprehensive Income and Statement of Equity for the three and nine-month periods ended September 27, 2024 consist of the Company’s consolidated results. The Combined Condensed Statement of Earnings, Statement of Comprehensive Income and Statement of Equity for the three and nine-month periods ended September 29, 2023 consist of the combined results of the Veralto Businesses.
•The Consolidated Condensed Statement of Cash Flows for the nine-month period ended September 27, 2024 consist of the Company’s consolidated results and the Combined Condensed Statement of Cash Flows for the nine-month period ended September 29, 2023 consist of the combined results of the Veralto Businesses.
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
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024, may be applied retrospectively and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Financial Statements and related income tax disclosures for the year ending December 31, 2025.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves the reportable segment disclosure requirements in ASC 280, Segment Reporting, primarily through enhanced disclosures about significant expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Financial Statements and related segment disclosures. On January 1, 2024, the Company adopted the ASU and it will be included in the Company’s Consolidated Financial Statements and related disclosures for the year ending December 31, 2024.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Operating Leases—As of September 27, 2024 and December 31, 2023, operating lease right-of-use assets where the Company was the lessee were $165 million and $144 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $174 million and $148 million as of September 27, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets are prepaid expenses of $143 million as of September 27, 2024 and December 31, 2023.

NOTE 2. NET EARNINGS PER COMMON SHARE
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
The Company was incorporated on October 26, 2022; accordingly, the Company had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding at Separation was 246.3 million and is utilized for the calculation of both basic and diluted EPS for all periods prior to the Separation.
Information related to the calculation of net earnings per common share for the three and nine-month periods ended September 27, 2024 and September 29, 2023 is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net earnings	$219	$205	$606	$639

Denominator:
Weighted average common shares outstanding used in Basic EPS	247.4	246.3	247.2	246.3
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	2.6	—	2.2	—
Weighted average common shares outstanding used in Diluted EPS	250.0	246.3	249.4	246.3

Basic EPS	$0.89	$0.83	$2.45	$2.59
Diluted EPS	$0.88	$0.83	$2.43	$2.59

NOTE 3. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 27, 2024 and September 29, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$469	$168	$637
Western Europe	136	149	285
Other developed markets	17	12	29
High-growth markets(b)	179	184	363
Total	$801	$513	$1,314

Revenue type:
Recurring	$478	$327	$805
Nonrecurring	323	186	509
Total	$801	$513	$1,314

For the Three-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$438	$162	$600
Western Europe	131	141	272
Other developed markets	18	12	30
High-growth markets(b)	185	168	353
Total	$772	$483	$1,255

Revenue type:
Recurring	$438	$306	$744
Nonrecurring	334	177	511
Total	$772	$483	$1,255

	Water Quality	Product Quality & Innovation	Total
For the Nine-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$1,350	$506	$1,856
Western Europe	399	451	850
Other developed markets	49	36	85
High-growth markets(b)	529	528	1,057
Total	$2,327	$1,521	$3,848

Revenue type:
Recurring	$1,393	$964	$2,357
Nonrecurring	934	557	1,491
Total	$2,327	$1,521	$3,848

For the Nine-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$1,265	$493	$1,758
Western Europe	396	439	835
Other developed markets	51	39	90
High-growth markets(b)	545	505	1,050
Total	$2,257	$1,476	$3,733

Revenue type:
Recurring	$1,297	$913	$2,210
Nonrecurring	960	563	1,523
Total	$2,257	$1,476	$3,733
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 27, 2024 and September 29, 2023, lease revenue was $20 million and $24 million, respectively. For the nine-month periods ended September 27, 2024 and September 29, 2023, lease revenue was $59 million and $63 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 27, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $299 million. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months, 34% over the subsequent 12 months, and the remainder recognized thereafter.

The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 27, 2024 and December 31, 2023, contract liabilities were $240 million and $223 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the nine-month periods ended September 27, 2024 and September 29, 2023 that was included in the opening contract liability balance was $171 million and $146 million, respectively.

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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales:
Water Quality	$801	$772	$2,327	$2,257
Product Quality & Innovation	513	483	1,521	1,476
Total	$1,314	$1,255	$3,848	$3,733

Operating profit:
Water Quality	$195	$188	$564	$536
Product Quality & Innovation	137	99	405	356
Other	(24)	(14)	(69)	(38)
Total	$308	$273	$900	$854

NOTE 5. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Effective tax rate	23.4%	23.5%	24.8%	23.5%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $1 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 0.3% for the three-month period ended September 27, 2024.
The effective tax rate for the nine-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, net discrete expense of $5 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.0% for the nine-month period ended September 27, 2024.
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

NOTE 6. NONOPERATING INCOME (EXPENSE)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and resulted in nonoperating income of less than $1 million and $1 million for the three and nine-month periods ended September 27, 2024, respectively, and nonoperating income of less than $1 million for the three and nine-month periods ended September 29, 2023.
Gain or Loss on Sale of Product Lines, net
During the three-month period ended September 27, 2024, the Company divested a product line and recorded a $5 million gain associated with the divestiture that is presented in other income (expense), net. During the nine-month period ended September 27, 2024, the Company divested two product lines and recorded a $10 million net loss associated with the divestitures that is presented in other income (expense), net. The divestiture of these product lines were recorded in the Water Quality segment. The divestitures did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore are not reported as discontinued operations.
Impairment of Equity Method Investment
During the nine-month period ended September 29, 2023, the Company recorded an impairment of $15 million related to an equity method investment, which is reflected in nonoperating income (expense).

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2023	$2,533
Attributable to 2024 acquisitions	3
Foreign currency translation and other	3
Balance, September 27, 2024	$2,539
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 27, 2024	December 31, 2023
Water Quality	$1,302	$1,305
Product Quality & Innovation	1,237	1,228
Total	$2,539	$2,533
The Company has not identified any goodwill impairment indicators in the three and nine-month periods ended September 27, 2024 and September 29, 2023.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during the second quarter and third quarter of 2023 which resulted in the impairment of certain long-lived assets, including customer relationships and tradenames totaling $6 million and $12 million, respectively, for the three and nine-month periods ended September 29, 2023 within the Product Quality & Innovation segment.

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
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 27, 2024
Deferred compensation liabilities	$31	$—	$—	$31
December 31, 2023
Deferred compensation liabilities	$23	$—	$—	$23
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 27, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,639	$2,747	$2,629	$2,710
As of September 27, 2024, long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 9. FINANCING
As of September 27, 2024, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	September 27, 2024	December 31, 2023
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$697	$696
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	695	695
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	554	546
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	692
Long-term debt	$2,639	$2,629
Unamortized debt discounts and debt issuance costs totaled $20 million and $24 million as of September 27, 2024 and December 31, 2023, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2023 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of September 27, 2024.
Registration Rights Agreement
During 2023, the Company issued in a private placement of approximately $2.1 billion aggregate principal amount of USD senior unsecured notes in three series with maturity dates ranging from 2026 through 2033. Additionally, the Company issued €500 million principal amount of senior unsecured notes with a maturity date in 2031 (collectively, the “Private Notes”). In connection with the issuance of the Private Notes, the Company entered into a registration rights agreement, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Private Notes for registered notes (“Registered Notes”) with substantially identical terms (“Exchange Offer”). Accordingly, on July 26, 2024, the Company filed a registration statement on Form S-4 with the SEC, which was declared effective on August 5, 2024. On August 5, 2024, the Company launched the Exchange Offer, which expired on September 3, 2024. Substantially all Private Notes were tendered and exchanged for Registered Notes in the Exchange Offer.

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

The following table summarizes the notional values as of September 27, 2024 and September 29, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the three and nine-month periods ended September 27, 2024 and September 29, 2023 ($ in millions):

	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended September 27, 2024:
Net investment hedges:
Foreign currency denominated debt	$554	$(23)	$—

For the Three-Month Period Ended September 29, 2023:
Net investment hedges:
Foreign currency denominated debt	$523	$4	$—

For the Nine-Month Period Ended September 27, 2024:
Net investment hedges:
Foreign currency denominated debt	$554	$(7)	$—

For the Nine-Month Period Ended September 29, 2023
Net investment hedges:
Foreign currency denominated debt	$523	$4	$—
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the three and nine-month periods ended September 27, 2024 and September 29, 2023. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the three and nine-month periods ended September 27, 2024 and September 29, 2023, and should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Consolidated Condensed Balance Sheets within Long-term debt as of September 27, 2024.

NOTE 11. DEFINED BENEFIT PLANS
For a description of the noncontributory defined benefit pension plans refer to Note 14 of the 2023 Annual Report on Form 10-K.
The following sets forth the components of the Company’s net periodic benefit cost of the non-U.S. noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Service cost	$(1)	$(1)	$(3)	$(3)
Interest cost	—	(1)	(2)	(3)
Expected return on plan assets	—	1	3	3
Amortization of net loss	1	—	1	—
Curtailment gain	2	—	2	—
Net periodic cost	$2	$(1)	$1	$(3)

The curtailment gain recognized during the three and nine-month periods ended September 27, 2024 relates to the divestiture of a product line described in Note 6.

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
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of September 27, 2024 and December 31, 2023, the Company had accrued warranty liabilities of $33 million and $34 million, respectively.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2023 included within the 2023 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended September 27, 2024 and September 29, 2023 was $17 million and $13 million, respectively. The Company’s stock-based compensation expense for the nine-month periods ended September 27, 2024 and September 29, 2023 was $52 million and $35 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Condensed Statements of Earnings. As of September 27, 2024, $39 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 27, 2024, $40 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended September 27, 2024:
Balance, June 28, 2024	$(1,004)	$(2)	$(1)		$(1,007)
Other comprehensive income (loss):
Increase (decrease)	88	(23)	—		65
Income tax impact	—	5	—		5
Other comprehensive income (loss) before reclassifications, net of income taxes	$88	$(18)	$—		$70
Reclassification adjustments:
Decrease	—	—	(1)	(a)	(1)
Reclassification adjustments, net of income taxes	—	—	(1)		(1)
Net other comprehensive income (loss), net of income taxes	88	(18)	(1)		69
Balance, September 27, 2024	$(916)	$(20)	$(2)		$(938)

For the Three-Month Period Ended September 29, 2023:
Balance, June 30, 2023	$(940)	$—	$14		$(926)
Other comprehensive income (loss):
Increase (decrease)	(62)	4	—		(58)
Income tax impact	—	(1)	—		(1)
Net other comprehensive income (loss), net of income taxes	(62)	3	—		(59)
Balance, September 29, 2023	$(1,002)	$3	$14		$(985)

	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Comprehensive Income (Loss)
For the Nine-Month Period Ended September 27, 2024:
Balance, December 31, 2023	$(939)	$(14)	$(1)		$(954)
Other comprehensive income (loss):
Increase (decrease)	23	(7)	—		16
Income tax impact	—	1	—		1
Other comprehensive income (loss) before reclassifications, net of income taxes	$23	$(6)	$—		$17
Reclassification adjustments:
Decrease	—	—	(1)	(a)	(1)
Reclassification adjustments, net of income taxes	—	—	(1)		(1)
Net other comprehensive income (loss), net of income taxes	23	(6)	(1)		16
Balance, September 27, 2024	$(916)	$(20)	$(2)		$(938)

For the Nine-Month Period Ended September 29, 2023:
Balance, December 31, 2022	$(968)	$—	$14		$(954)
Other comprehensive income (loss):
Increase (decrease)	(34)	4	—		(30)
Income tax impact	—	(1)	—		(1)
Net other comprehensive income (loss), net of income taxes	(34)	3	—		(31)
Balance, September 29, 2023	$(1,002)	$3	$14		$(985)
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
Corporate Expenses allocated to Veralto from Danaher and its subsidiaries for the three and nine-month periods ended September 29, 2023 were $15 million and $42 million, respectively. Following the Separation, the Company independently incurs expenses as a stand-alone company and no expenses are allocated by Danaher.
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
Insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for three and nine-month periods ended September 29, 2023 were $2 million and $6 million, respectively.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs Danaher administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Medical insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for three and nine-month periods ended September 29, 2023 were $23 million and $64 million, respectively.

Deferred Compensation Program Administered by Danaher
Refer to Note 8 for information regarding the deferred compensation program. In connection with the Separation, the Company established a similar independent, nonqualified deferred compensation program.
Deferred compensation program expenses incurred for three and nine-month periods ended September 29, 2023 were $1 million and $3 million, respectively.
Revenue and other transactions entered into in the ordinary course of business
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company and certain of its revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates.
During the three-month periods ended September 27, 2024 and September 29, 2023, Veralto recorded revenues from sales to Danaher and its subsidiaries of $6 million and $7 million, respectively. During the nine-month periods ended September 27, 2024 and September 29, 2023, Veralto recorded revenues from sales to Danaher and its subsidiaries of $16 million and $21 million, respectively. Following the Separation, Veralto continues to enter into revenue arrangements in the ordinary course of business with Danaher and its subsidiaries, although certain agreements were entered into or terminated as a result of the Separation.
In addition to transactions entered into in the ordinary course of business, the Company made net payments of approximately less than $1 million and approximately $16 million during the three and nine-month periods ended September 27, 2024, respectively, in accordance with the transition services agreement for various services provided to the Company by Danaher.

NOTE 15. SUBSEQUENT EVENTS
On October 4, 2024, the Company completed the acquisition of 100% of the outstanding shares of Information Exchange Holdings, Inc., the holding company that owns TraceGains, a provider of cloud-based software solutions for food and beverage compliance and new product development digital workflows, for $350 million, subject to customary post-closing adjustments. This business will be included in the PQI segment.
The initial accounting for the TraceGains acquisition is incomplete as a result of the timing of the acquisition. Accordingly, it is impracticable for the Company to make certain business combination disclosures such as the estimated fair values of assets and liabilities acquired and the amount of goodwill.

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
•Basis of Presentation;
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2023, included within the 2023 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three and nine-month periods ended September 27, 2024 included in this Quarterly Report on Form 10-Q (this “Report”).

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

OVERVIEW
Business Overview
The Company’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, and food and pharmaceutical security. For decades, the Company has used its scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries - including municipal utilities, food and beverage, pharmaceutical and industrials - where the consequence of failure is high. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products and processes. The Company is headquartered in Waltham, Massachusetts with a workforce of approximately 16,000 associates strategically located in more than 45 countries.
The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). The Company’s businesses within these segments have strong globally recognized brands as a result of its leadership in served markets over several decades. Through WQ, the Company provides innovative products and services that improve the quality and reliability of water through leading brands including Hach, Trojan Technologies and ChemTreat. Through PQI, the Company enables customers to promote consumer trust in products and help enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone. The Company believes its leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to its customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support the Company’s customers. As a result, the Company’s business generates recurring sales which represented approximately 61% of total sales during the nine-month period ended September 27, 2024. The Company’s business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. The Company believes these attributes allow it to deliver financial performance that is resilient across economic cycles.
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
Business Performance
During the three-month period ended September 27, 2024, the Company’s overall revenues and core sales increased 4.7% compared to the comparable period in 2023 with growth in both segments. Acquisitions, net of divestitures, increased reported sales by 0.1%. For the nine-month period ended September 27, 2024, overall revenues increased 3.1% and core sales increased 3.4% compared to the comparable period in 2023. Currency exchange rates and acquisitions, net of divestitures, decreased reported sales by 0.2% and 0.1%, respectively. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended September 27, 2024 in developed markets increased year-over-year by 5.4% driven by increased sales of 6.2% in North America and 4.8% in Western Europe, partially offset by decreased sales of 3.3% in other developed markets. Sales in high-growth markets increased 2.8% year-over-year, driven by mid-single digit growth in Latin America partially offset by low-single digit decreases in China. For the same period, core sales in developed markets increased 4.8% driven by an increase in core sales of 5.5% in North America and an increase in core sales of 4.2% in Western Europe, partially offset by a decrease in core sales in other developed markets. Core sales in high-growth markets increased 4.5% driven by high single-digit increases in Latin America partially offset by low-single digit decreases in China.
Geographically, the Company’s sales in the nine-month period ended September 27, 2024 in developed markets increased year-over-year by 4.0% driven by increased sales of 5.6% in North America and 1.8% in Western Europe, partially offset by decreased sales of 5.6% in other developed markets. Sales in high-growth markets increased 0.7% year-over-year, driven by mid-single digit growth in Latin America partially offset low-single digit decreases in China. For the same period, core sales in developed markets increased 3.6% driven by an increase in core sales of 5.1% in North America and an increase in core sales of 1.0% in Western Europe. Core sales in high-growth markets increased 2.9% driven by mid-single digit increases in Latin America partially offset by low-single digit decreases in China.
The Company’s net earnings for the three and nine-month periods ended September 27, 2024 totaled $219 million and $606 million, respectively, compared to $205 million and $639 million, respectively, for the three and nine-month periods ended September 29, 2023. The increase in net earnings during the three-month period ended September 27, 2024 as compared to the three-month period ended September 29, 2023 was driven by higher sales, gross profit and a gain on the disposition of a product line offset by standalone public company costs and interest expense post Separation from Danaher. The decrease in net earnings during the nine-month period ended September 27, 2024 as compared to the nine-month period ended September 29, 2023 was driven by standalone public company costs, interest expense post Separation from Danaher, select investments in sales and marketing growth initiatives and a net loss on the disposition of product lines. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three and nine-month periods ended September 27, 2024.
Outlook
During the fourth quarter, in the Water Quality Segment, the Company continues to expect growth driven by positive secular drivers across industrial markets, particularly in North America, along with steady demand at municipalities globally. In the Product Quality and Innovation segment, the Company expects to benefit from continued gradual recovery in the consumer-packaged goods markets. In any end market environment, the Company leverages VES to drive growth and continuous improvement.
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
On October 4, 2024, the Company completed its acquisition of Information Exchange Holdings, Inc., the holding company that owns TraceGains, for $350 million, subject to customary post-closing adjustments. The Company believes this business complements the PQI segment, specifically the packaging and color solutions business.

TraceGains is a leading provider of cloud-based software solutions that enable connected data and digital workflow management to help consumer brands meet increasingly stringent compliance and reporting regulations for food and beverage safety and traceability. Its solutions enable consumer brands to efficiently track ingredient inputs, monitor supplier quality and develop new products with greater safety and increased velocity.
Refer to Note 15, “Subsequent Events” in the accompanying Notes contained elsewhere in this Form 10-Q for additional information.

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
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine-Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	4.7%	3.1%
Impact of:
Acquisitions/divestitures	—%	0.1%
Currency exchange rates	(0.1)%	0.2%
Core sales growth (non-GAAP)	4.6%	3.4%
2024 Sales Compared to 2023
Total sales increased 4.7% and 3.1% during the three and nine-month periods ended September 27, 2024, respectively, compared to the comparable periods in 2023, primarily as a result of core sales growth driven by the factors discussed below by segment.

Acquisitions, net of divestitures increased reported sales by 0.1% during the three-month period ended September 27, 2024 compared to the comparable period in 2023. Currency exchange rates and acquisitions, net of divestitures decreased reported sales by 0.2% and 0.1% during the nine-month period ended September 27, 2024, respectively, compared to the comparable period in 2023. Price increases contributed 1.8% and 2.0% to sales growth on a year-over-year basis during the three and nine-month periods ended September 27, 2024, respectively, and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Water Quality	$801	$772	$2,327	$2,257
Product Quality & Innovation	513	483	1,521	1,476
Total	$1,314	$1,255	$3,848	$3,733
For information regarding the Company’s sales by geographical region, refer to Note 3 to the accompanying Consolidated and Combined Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$1,314	$1,255	$3,848	$3,733
Cost of sales	(531)	(532)	(1,544)	(1,578)
Gross profit	$783	$723	$2,304	$2,155
Gross profit margin	59.6%	57.6%	59.9%	57.7%
Cost of sales decreased by $1 million or 0.2% and by $34 million or 2.2% on a year-over-year basis during the three and nine-month periods ended September 27, 2024, respectively, as compared to the comparable periods in 2023, driven primarily by the impact of lower year-over-year material costs and improved productivity.
Gross profit margins increased 200 and 220 basis points on a year-over-year basis for the three and nine-month periods ended September 27, 2024, respectively, as compared to the comparable periods in 2023, driven by positive pricing actions and to a lesser extent lower material costs and improved productivity.
Operating Expenses

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$1,314	$1,255	$3,848	$3,733
Selling, general and administrative (“SG&A”) expenses	(412)	(395)	(1,220)	(1,133)
Research and development (“R&D”) expenses	(63)	(55)	(184)	(168)
SG&A as a % of sales	31.4%	31.5%	31.7%	30.4%
R&D as a % of sales	4.8%	4.4%	4.8%	4.5%
SG&A expenses as a percentage of sales decreased by 10 basis points and increased by 130 basis points during the three and nine-month periods ended September 27, 2024, respectively, as compared to the comparable periods in 2023. The decrease during the three-month period ended September 27, 2024 was primarily driven by core sales growth driven by the factors discussed below by segment exceeding the increase in the Company’s SG&A expense. The increase during the nine-month period ended September 27, 2024 was driven by the increase in the Company’s SG&A expenses exceeding the increase in the Company’s sales, due to select investments in sales and marketing growth initiatives, as well as the costs to operate as a stand-alone company.
R&D expenses as a percentage of sales increased by 40 basis points and by 30 basis points during the three and nine-month periods ended September 27, 2024, respectively, as compared to the comparable periods in 2023, driven by growth related R&D initiatives.

Operating Profit Performance
Operating profit margins increased 160 basis points from 21.8% during the three-month period ended September 29, 2023 to 23.4% for the three-month period ended September 27, 2024.
Third quarter 2024 vs. third quarter 2023 operating profit margin comparisons were favorably impacted by:
•Third quarter 2023 impairment charges related to a tradename in the Product Quality and Innovation segment - 50 basis points
•Higher third quarter 2024 core sales and year-over-year cost savings associated with productivity improvement initiatives and materials cost savings, partially offset by sales and marketing growth initiatives - 120 basis points
Third quarter 2024 vs. third quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•Transaction costs incurred during the third quarter 2024 related to the Company's recent acquisition described in Note 15 - 10 basis points
Operating profit margins increased 50 basis points from 22.9% during the nine-month period ended September 29, 2023 to 23.4% for the nine-month period ended September 27, 2024.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•Third quarter year-to-date 2023 impairment charge related to customer relationships and a tradename in the Product Quality and Innovation segment - 30 basis points
•Higher 2024 core sales, foreign currency exchange rates and cost savings associated with continuing productivity improvement initiatives, partially offset by the impact of incremental costs associated with operating as a stand-alone company, incremental labor and sales and marketing growth initiatives - 30 basis points
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were unfavorably impacted by:
•Transaction costs incurred during the third quarter 2024 related to the Company's recent acquisition described in Note 15, and costs incurred as a result of the Separation from Danaher - 10 basis points

WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$801	$772	$2,327	$2,257
Operating profit	195	188	564	536
Depreciation	7	6	19	18
Amortization of intangible assets	4	5	13	15
Operating profit as a % of sales	24.3%	24.4%	24.2%	23.7%
Depreciation as a % of sales	0.9%	0.8%	0.8%	0.8%
Amortization as a % of sales	0.5%	0.6%	0.6%	0.7%

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine-Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	3.6%	3.1%
Impact of:
Acquisitions/divestitures	0.2%	0.2%
Currency exchange rates	0.2%	0.3%
Core sales growth (non-GAAP)	4.0%	3.6%
Total segment sales increased 3.6% and 3.1% year-over-year during the three and nine-month periods ended September 27, 2024, respectively, compared to the comparable periods in 2023, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 7.1% and 6.7%, and Western Europe, which saw increases of 5.7% and 2.7% for the three and nine-month periods ended September 27, 2024 respectively, compared to the comparable periods in 2023.
Price increases in the segment contributed 2.1% and 2.3% to sales growth on a year-over-year basis during the three and nine-month periods ended September 27, 2024, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 4.0% and 3.6% year-over-year during the three and nine-month periods ended September 27, 2024, respectively. Geographically, core sales growth during the three-month period ended September 27, 2024, was driven by increases of 6.7% in North America and increases of 3.7% in Western Europe, offset by decreases of 1.0% in high-growth markets. The core sales decrease in high-growth markets was driven by low double digit percentage core sales declines in China offset by high-single digits core sales increase in Latin America. Geographically, core sales growth during the nine-month period ended September 27, 2024, was driven by increases of 6.3% in North America and increases of 0.4% in Western Europe. Core sales were flat during the nine-month period ended September 27, 2024 in high growth markets driven by mid-single digit decreases in China offset by low single digit increases in Latin America.
The increase in core sales during the three and nine-month periods ended September 27, 2024 was driven by the chemical treatment solutions product line and, to a lesser extent, the analytical instrumentation product line. Core sales in the chemical treatment solutions product line increased 9.0% and 7.3% year-over-year in the three and nine-month periods ended September 27, 2024, respectively, as a result of increased core sales across most major end-markets. Core sales in the analytical instrumentation product line increased 2.4% year-over-year for both the three and nine-month periods ended September 27, 2024 as a result of increased core sales across North America and Western Europe.
Operating Profit Performance
Operating profit margins decreased 10 basis points during the three-month period ended September 27, 2024 as compared to the comparable period in 2023.
Third quarter 2024 vs. third quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•The impact of incremental year-over-year costs associated with labor, sales and select marketing growth initiatives offset by higher 2024 core sales - 10 basis points
Operating profit margins increased 50 basis points during the nine-month period ended September 27, 2024 as compared to the comparable period in 2023.
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

Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$513	$483	$1,521	$1,476
Operating profit	137	99	405	356
Depreciation	3	3	11	11
Amortization of intangible assets	3	7	15	21
Operating profit as a % of sales	26.7%	20.5%	26.6%	24.1%
Depreciation as a % of sales	0.6%	0.6%	0.7%	0.7%
Amortization as a % of sales	0.6%	1.4%	1.0%	1.4%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine-Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	6.3%	3.1%
Impact of:
Acquisitions/divestitures	(0.2)%	—%
Currency exchange rates	(0.4)%	—%
Core sales growth (non-GAAP)	5.7%	3.1%
Total segment sales increased 6.3% and 3.1% year-over-year during the three and nine-month periods ended September 27, 2024, respectively, primarily as a result of changes in core sales driven by the factors discussed below. Geographically, sales growth was driven by North America which saw increases of 3.7% and 2.6% and Western Europe which saw increases of 5.7% and 2.7% during the three and nine-month periods ended September 27, 2024, respectively, compared to the comparable periods in 2023. High-growth markets also experienced increased sales of 9.5% and 4.6% during the three and nine-month periods ended September 27, 2024, respectively, compared to the comparable periods in 2023.
Price increases in the segment contributed 1.4% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 27, 2024, and are reflected as a component of the change in core sales growth.
Core sales in the Product Quality & Innovation segment increased 5.7% and 3.1% year-over-year during the three and nine-month periods ended September 27, 2024, respectively. Geographically, core sales growth during the three and nine-month periods ended September 27, 2024 was driven by increases of 2.5% and 2.0% in North America and increases of 10.6% and 6.0% in high-growth markets, respectively. The core sales growth in the high-growth markets during the three and nine-month periods ended September 27, 2024 was driven by low double digit core sales increases in both periods in Latin America and mid-teens and low single digits core sales increases in respective periods in China. Core sales were in the mid and low single digits in Western Europe during the three and nine-month periods ended September 27, 2024, respectively.
From a product line perspective, core sales in the marking and coding business increased 4.6% and 2.3% year-over-year during the three and nine-month periods ended September 27, 2024, respectively, driven by higher consumable demand in the industrial and consumer packaged goods end-markets. Core sales in the packaging and color solutions business increased 8.2% and 4.8% year-over-year during the three and nine-month periods ended September 27, 2024, respectively, driven by increased demand across the consumer packaged goods and industrial end-markets.
Operating Profit Performance
Operating profit margins increased 620 basis points during the three-month period ended September 27, 2024 as compared to the comparable period in 2023.
Third quarter 2024 vs. third quarter 2023 operating profit margin comparisons were favorably impacted by:
•The impact of third quarter 2023 impairment charge related to a tradename - 120 basis points
•The impact of higher 2024 core sales and cost savings associated with continuing productivity improvement initiatives, partially offset by incremental labor and sales and marketing growth initiatives - 540 basis points

Third quarter 2024 vs. third quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•Transaction costs incurred during the third quarter 2024 related to the Company's recent acquisition described in Note 15 - 40 basis points
Operating profit margins increased 250 basis points during the nine-month period ended September 27, 2024 as compared to the comparable period in 2023.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•The impact of third quarter year-to-date 2023 impairment charges related to customer relationships and a tradename - 80 basis points
•The impact of higher 2024 core sales, foreign currency exchange rates and cost savings associated with continuing productivity improvement initiatives, partially offset by incremental labor and sales and marketing growth initiatives - 170 basis points

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended September 27, 2024 and September 29, 2023, refer to Note 6 to the accompanying Consolidated and Combined Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 9 to the accompanying Consolidated and Combined Condensed Financial Statements.
Net interest expense of $27 million and $85 million was recorded for the three and nine-month periods ended September 27, 2024, respectively, and net interest expense of $5 million was recorded for the three and nine-month periods ended September 29, 2023 arising from our outstanding indebtedness, which was incurred in September 2023. Before the Separation, Veralto depended on Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation, the Company recorded no interest expense in the Combined Condensed Financial Statements for periods prior to the Separation.

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
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Effective tax rate	23.4%	23.5%	24.8%	23.5%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.

The effective tax rate for the three-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $1 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 0.3% for the three-month period ended September 27, 2024.
The effective tax rate for the nine-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, net discrete expense of $5 million related primarily to the tax impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.0% for the nine-month period ended September 27, 2024.
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

COMPREHENSIVE INCOME
In 2024, comprehensive income increased $142 million for the three-month period ended September 27, 2024 as compared to the comparable period in 2023, primarily driven by gains from foreign currency translation adjustments and to a lesser extent higher net earnings during the three month period ended September 27, 2024. Comprehensive income increased $14 million for the nine-month period ended September 27, 2024 as compared to the comparable period in 2023, primarily driven by gains from foreign currency translation adjustments during the nine month period ended September 27, 2024. The Company recorded foreign currency translation gains of $88 million offset by an unrealized loss on their net investment hedge of $18 million for the three-month period ended September 27, 2024. The foreign currency translation gains were driven by the weakening of the U.S. dollar against most major foreign currencies in the period, compared to losses of $62 million for the three-month period ended September 29, 2023, primarily driven by the strengthening of the U.S. dollar against the euro, Swiss Franc, British pound, and Canadian dollar. The Company recorded foreign currency translation gains of $23 million offset by an unrealized loss on their net investment hedge of $6 million for the nine-month period ended September 27, 2024. The foreign currency translation gains were driven by the weakening of the U.S. dollar against most major foreign currencies in the period, compared to losses of $34 million for the nine-month period ended September 29, 2023, primarily driven by the strengthening of the U.S. dollar against the euro, Japanese yen, Chinese yuan and Canadian dollar in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$590	$700

Payments for additions to property, plant and equipment	$(33)	$(32)
Proceeds from sales of property, plant and equipment	—	2
All other investing activities	(7)	(3)
Net cash used in investing activities	$(40)	$(33)

Payment of dividends	$(67)	$—
Proceeds from the issuance of common stock	18	—
Net proceeds from borrowings (maturities longer than 90 days)	—	2,608
Consideration paid to Former Parent in connection with Separation	—	(2,600)
Net transfers to Former Parent	—	(240)
Net cash used in financing activities	$(49)	$(232)
•Operating cash flows decreased $110 million, or 16%, during the nine-month period ended September 27, 2024 as compared to the comparable period in 2023, primarily driven by cash interest payments of $137 million, cash tax payments of $209 million, and lower net income offset by changes in net working capital.
•Net cash used in investing activities increased $7 million for the nine-month period ended September 27, 2024 as compared to the comparable period in 2023, primarily driven by a $1 million increase in capital expenditures and a $4 million increase in other investing activities.
•Net cash used in financing activities decreased $183 million for the nine-month period ended September 27, 2024 as compared to the comparable period in 2023 as the Company no longer returns cash to the Former Parent.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended September 27, 2024 were $67 million.
In the third quarter of 2024, the Company declared a regular quarterly dividend of $0.09 per share of Company common stock payable on October 31, 2024 to holders of record as of September 27, 2024.

Cash and Cash Requirements
As of September 27, 2024, the Company held approximately $1.3 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $467 million was held within the United States and approximately $800 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax in 2017, in general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in Veralto’s foreign subsidiaries are not readily determinable. As of September 27, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2023 Annual Report on Form 10-K. There were no material changes during the quarter ended September 27, 2024 to this information as reported in the 2023 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended September 27, 2024 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2023 Annual Report on Form 10-K.

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

VERALTO CORPORATION

Date:	October 23, 2024	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	October 23, 2024	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer