Form 10-K
period 2024-12-31
Veralto Corp
filed 2025-02-25
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-41770
VERALTO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	92-1941413
(State of Incorporation)	(I.R.S. Employer Identification Number)

225 Wyman Street, Suite 250
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 781-755-3655
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	VLTO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☒     No  ☐
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
As of February 14, 2025, the number of shares of Registrant’s common stock outstanding was 247,550,644. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2024 was $23.6 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2025 Proxy Statement specifically incorporated herein by reference, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.

In this Annual Report, the terms “Veralto” or the “Company” refer to Veralto Corporation, Veralto Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Veralto Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the impact of changes in trade and tariff policies; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Veralto intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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

Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our business. Our acquisition of businesses, investments, or other strategic relationships could also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
•Divestitures or other dispositions could negatively impact our business and financial statements.
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
•Climate change and sustainability matters, legal or regulatory measures to address climate change and sustainability matters, and any inability on our part to address related stakeholder expectations may negatively affect us.
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
Financial and Tax Risks
•Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
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
•If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
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

PART I

ITEM 1. BUSINESS
Our Company
Veralto Corporation’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. We are committed to the advancement of public health and safety and believe we are positioned to support our customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. For decades, we have used our scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries – including municipal utilities, food and beverage, pharmaceutical and industrials – where the consequence of failure is high. Through our core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to our solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. Veralto is headquartered in Waltham, Massachusetts with a workforce of nearly 17,000 employees (whom we refer to as “associates”) as of December 31, 2024, of whom approximately 6,500 were employed in North America, 5,000 were employed in Western Europe, 500 were employed in other developed markets and 5,000 were employed in high-growth markets. Veralto defines high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. Veralto defines developed markets as all markets of the world that are not high-growth markets.
Veralto Corporation is a Delaware corporation and was incorporated in 2023 in connection with the separation of Veralto from Danaher Corporation (“Danaher” or “Former Parent”) on September 30, 2023 as an independent, publicly traded company, listed on the New York Stock Exchange (the “Separation”). At the time of the Separation, Veralto Corporation consisted of Danaher’s former Environmental & Applied Solutions segment. The Separation was effectuated through a pro-rata dividend distribution on September 30, 2023 of all of the issued and outstanding shares of Veralto common stock held by Danaher as of September 13, 2023. Each Danaher stockholder of record as of the close of business on September 13, 2023 received one share of Veralto common stock for every three shares of Danaher common stock held on the record date.
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 61% of total sales during the year ended December 31, 2024. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.
We also believe that the Veralto Enterprise System (“VES”) provides us with a strong foundation for competitive differentiation. VES is a business management system that consists of a philosophy, processes and tools that guide what Veralto does and measure how well Veralto executes, grounded in a culture of continuous improvement. VES processes and tools are organized around the areas of Operational Excellence, Growth and Leadership, and are rooted in foundational tools known as the VES Fundamentals, which are relevant to every associate and business function. The VES Fundamentals are focused on core competencies such as using visual representations of processes to identify inefficiencies, creating standard work, defining and solving problems in a structured way, and continuously improving processes to drive long term impact.
Veralto uses VES tools to improve our profitability and cash flows, which support our ability to expand our addressable market and improve our market position through investments in areas such as our commercial organization and research and development (“R&D”), including software and digital solutions. Our cash flows also support acquisitions to enhance our product capabilities and expansion into new and attractive markets, which we have successfully done through the acquisition of over 80 businesses over more than two decades.
Our two segments are described below:
Water Quality
Our Water Quality segment provides one of the most comprehensive portfolios of water analytics, and differentiated water treatment solutions that enable the reliable delivery of safe drinking water by public and private utilities - from source water to the consumer and back into the water cycle. In addition, we help improve the efficiency of processes and production operations of our customers and ensure that their wastewater discharge meets regulatory standards and their environmental and sustainability targets. Under our Hach, Trojan Technologies, ChemTreat, and other globally recognized WQ brands, we provide proprietary precision instrumentation and advanced water treatment technologies that our customers rely on to measure, analyze and treat the world’s water in residential, commercial, municipal, industrial, research and natural resource applications. In addition to instrumentation, our suite of water solutions includes elements used on a recurring basis such as chemical reagents, services and software. Together, these offerings help promote the quality and reliability of water and optimize our customers’ operations, decision making and regulatory compliance activities.
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
•Hach, the best known of our global brands in the WQ segment, recognized for simple and reliable tests, offers analytical measurement instruments, digital solutions and related consumables that test water quality; we serve over 149,000 customers, including small community water utilities, large public and private water utilities and industrial customers and help to ensure safe water for more than 3.4 billion people every day - approximately 40% of the global population.
•ChemTreat associates work alongside customers across many industries to understand their water challenges and tailor chemical treatment plans and dosing protocols to help optimize customers’ water usage and maximize reuse, and reduce water pollution; our solutions helped customers save over 85 billion gallons of water in 2024.
•Trojan Technologies offers UV and membrane filtration systems for water disinfection and contaminant removal; our systems support the treatment of 13 trillion gallons of water annually and in turn help to improve access to clean water for more than 275 million people every day.
Product Quality & Innovation
Our Product Quality & Innovation segment provides a broad set of essential solutions for brand owners and consumer packaged goods companies that enable speed to market as well as traceability and quality control of their products. Our solutions play a central role in helping our customers convey the quality and safety of their products and build trust with consumers. Under our Videojet, Linx, Esko, X-Rite, Pantone and other globally recognized PQI brands, we provide marking and coding, and packaging and color instrumentation and related consumables. Our customers across consumer, pharmaceutical and industrial sectors utilize our offerings to bring products to market, mark packaging in compliance with industry and regulatory standards and convey the safety of products to customers. Our solutions also enable the effective execution of product recalls, thereby helping to mitigate public health risks. Our software solutions are designed to address higher-value, design-oriented portions of the packaging management value chain, such as digital asset management (“DAM”), marketing resource management (“MRM”) and product information management (“PIM”), that help our customers maximize efficiency of operations while generating an attractive source of recurring sales for us. We estimate that 80% of the top 25 global consumer packaged goods (“CPG”) brands (based on 2024 revenues) and a majority of the top 20 pharmaceutical brands

(based on 2024 revenues) use PQI’s solutions, enabling confidence and trust in the brands and products consumers use daily.
Our PQI brands provide brand owners and consumer packaged goods companies with essential solutions that improve their ability to develop, maintain and ensure the authenticity of their brands.
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
•Esko facilitates the creation of new packaging designs through design software and imaging systems. Esko’s offerings are used by over 25,000 established and emerging brands and their suppliers in over 140 countries. TraceGains, acquired in 2024, provides leading cloud-based software solutions that enable connected data and digital workflow management to help consumer brands meet increasingly stringent compliance and reporting regulations for food and beverage safety and traceability.
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
Sales and Distribution
In 2024, Veralto generated $5.2 billion in sales derived from a business mix that is highly diversified by geography and end-market. Our business model is highly resilient with approximately 61% of our sales derived from consumables (e.g., reagents, inks and process chemicals), spare parts, services (e.g., maintenance and inspection), and software (including Software-as-a-Service, or “SaaS”, and term-based licenses). We serve a broad range of customers spanning the municipal, industrial, food and beverage (“F&B”) and CPG end markets, many of which are highly regulated. We generated 48% of our 2024 sales from North America, 22% from Western Europe, 2% from other developed markets and 28% from high-growth markets. We define other developed markets as Japan, Australia and New Zealand. We define high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. Our strategic investments in these markets have scaled our presence in high-growth markets to approximately 5,000 associates with 10 local manufacturing facilities.
Veralto distributes approximately 23% of its technology and equipment products through third-party distributors. No individual customer accounted for more than 10% of combined sales in 2024, 2023 or 2022.
Acquisition Activities
Veralto views acquisitions as a key part of its growth strategy. These acquisition activities are intended to supplement Veralto’s core growth and support ongoing expansion of its business, including through new technologies, additional products, organizational strength and geographic breadth.
Sustainability
We are deeply aware of our responsibility to our stakeholders and the opportunities before us to make a global difference-through our innovative products, our impact on the planet, and our people-as reflected in our unifying purpose, Safeguarding the World’s Most Vital ResourcesTM. In particular:
•At our core, the products and services we provide underscore our commitment to advancing broad sustainability objectives for our customers. For example:
◦Our WQ segment offers products and services that enable municipalities to deliver clean water while helping industrial customers to be good stewards of water in their processes.
◦Our PQI segment allows brands to drive consumer transparency, measure and reduce packaging waste, and accelerate time-to-market for new packaging innovations.

•Our leadership has conducted a sustainability prioritization assessment to inform our sustainability priorities.
•Informed by our prioritization assessment, we intend to set and communicate additional public sustainability goals and we expect to rigorously track our progress towards achieving those goals.
•Our sustainability program is organized around the three pillars of Products, Planet, and People. Coupled with strong corporate governance practices to provide oversight and management support, the sustainability program is positioned to iteratively prioritize initiatives using the insights we learn from engaging with our stakeholders.
•As delegated by Veralto’s Board of Directors, the Nominating and Governance Committee assumes primary oversight responsibility (interacting with the Audit and the Compensation Committees, as appropriate for certain matters) to provide oversight for Veralto’s sustainability program, including Veralto’s sustainability strategy, targets, and metrics. Veralto’s Board reviews our sustainability program at least annually.
•At the managerial level, Veralto’s Senior Vice President of Strategy & Sustainability, who reports directly to our President and CEO, oversees our sustainability program and the Veralto Sustainability Council and is responsible for reviewing and approving Veralto’s sustainability reports. Veralto’s Sustainability Council develops and drives our roadmap of sustainability initiatives. This council and its working groups include representation from our WQ and PQI segments, as well as the corporate human resources; environment, health, and safety; VES; procurement; investor relations; finance; IT; corporate communications; and legal functions.
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
•We will continue to leverage VES to help us achieve our sustainability goals and facilitate continuous improvement in our sustainability program.
The following discussion includes information common to all of Veralto’s segments.
Materials
Veralto’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Prices of oil and gas affect Veralto’s costs for freight and utilities and also have an indirect impact on the cost of other purchased materials. While the price of, and global instability with respect to the supply of, oil and gas did not materially, adversely affect Veralto’s operations in 2024, Veralto is continuing to monitor the oil and gas and other commodity markets and will seek to mitigate price and/or availability risks as needed. Veralto purchases raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. Veralto utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
The supply chain disruptions, labor availability constraints, and labor cost increases that began in 2021 for a number of our businesses eased in 2024. Through the application of VES tools and processes (including the implementation of price increases), Veralto largely mitigated the impact of these pressures on Veralto’s profitability and as a result these pressures did not have a material, adverse effect on the business in 2024. These pressures continue to varying degrees as of the date of this annual report. We are continuing to work with our suppliers to understand the existing and potential future impacts of these trends on our supply chain and we continue to take actions in an effort to mitigate such impacts, including purchasing components in the open market and qualifying additional suppliers. Due to the uncertainty regarding the duration and impact of these trends in 2025, there can be no assurance that these factors will not have an adverse impact on our business and financial statements in the future. For a further discussion of risks related to the materials and components required for Veralto’s operations, refer to “Item 1A. Risk Factors.”

Global Military Conflicts
In 2022, Veralto suspended the shipment of products to Russia. In the first quarter of 2022, Veralto recorded a pretax charge of $1 million, primarily related to the impairment of accounts receivable and inventory related to Russian operations. Russia has significantly reduced the export of natural gas to Europe, creating uncertainty on natural gas prices and a reduced supply of natural gas. If this trend continues, Veralto’s European manufacturing facilities could face increased costs and risks of production disruptions. Veralto’s European customers and suppliers could experience similar adverse impacts, which could further adversely impact Veralto’s supply chain and also adversely impact the demand for its products. Veralto will continue monitoring the military, social, political, regulatory and economic environment and its broader impacts, and will consider further actions as appropriate. For a discussion of risks related to Veralto’s operations as a result of global military conflicts, refer to “Item 1A. Risk Factors.”
Intellectual Property
Veralto owns numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate, our intellectual property is important to our operations, Veralto does not consider any single patent, trademark, copyright, trade secret or license (or any related group of any such items) to be of material importance to any segment or to the business as a whole. From time to time, we engage in litigation to protect our intellectual property rights. For a discussion of risks related to our intellectual property, refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Veralto.
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
Human Capital
As of December 31, 2024, Veralto had nearly 17,000 employees (whom we refer to as “associates”), of whom approximately 6,500 were employed in the North America, 5,000 were employed in Western Europe, 500 were employed in other developed markets and 5,000 were employed in high-growth markets. Approximately 16,500 of our total employees were full-time and 500 were part-time employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe, where many of our employees are represented by unions and/or works councils.
Veralto is committed to attracting, developing, engaging and retaining the best people from around the world to sustain and grow our science and technology leadership. Our human capital strategy spans multiple key dimensions, including culture, governance, recruitment, engagement, competitive compensation and benefits, performance management, talent development, and career mobility.
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
Government Contracts
Although the substantial majority of Veralto’s revenue in 2024 was from customers other than governmental entities, Veralto has agreements relating to the sale of products to government entities. As a result, Veralto is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Veralto’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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
International Operations
Veralto’s products and services are available worldwide, and its principal markets outside the United States are in Europe, Asia and Latin America. In 2024, Veralto generated 48% of its sales in North America, 22% of its sales in Western Europe, 2% of its sales in other developed markets and 28% of its sales in high-growth markets.
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
Properties
Our corporate headquarters is located in Waltham, Massachusetts in a facility that we lease. As of December 31, 2024, Veralto had facilities in approximately 50 countries, including approximately 58 principal administrative, sales, research and development, manufacturing and distribution facilities. 22 of these facilities are located in the United

States in 12 states and 36 are located outside the United States, primarily in Europe and to a lesser extent in Latin America, Asia and Canada. Refer to Note 8 to the audited Consolidated and Combined Financial Statements included in this annual report for additional information with respect to our lease commitments. Veralto does not believe that any individual lease agreement is material to the Company as a whole.
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
Our business is sensitive to general economic conditions. Slower economic growth in the domestic and/or international markets, inflation, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, military conflicts, high levels of unemployment or underemployment, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade and tariff, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government budget negotiation dynamics, sequestration, austerity measures and other challenges that affect economies of the world have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
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
In 2024, approximately 55% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
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
•public health crises and epidemics; and
•remaining uncertainties relating to the impact of the UK’s exit from the EU.
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
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past or at all, which could adversely impact our business. Attractive acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments has resulted and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
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
•pre-closing and post-closing earnings charges can adversely impact our results in any given period, and the impact may be substantially different period-to-period;
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
•divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with the new owners of a divested/disposed business;
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
We rely on information technology systems, some of which are provided and/or managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personal data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance (including by employees), power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks can also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third-party suppliers we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like most multinational corporations, our information technology systems and data have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to customer safety and product recalls or field actions. The attacks, breaches, misappropriations and other disruptions and damage described above can interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personal data, damage customer, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy and other laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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
Additionally, the government may impose broad privacy requirements at the U.S. federal level and provide enhanced enforcement authority to the Federal Trade Commission. Government investigations and enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties and damage to customer, business partner and employee relationships and to our reputation, any of which may adversely affect our business and financial statements. In addition, compliance with the varying data privacy regulations across the U.S. and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
Defects, unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, death, property damage and/or regulatory violations that can adversely affect our business and financial statements. These events can lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Any of the above can result in the discontinuation of sale of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, cyber-attack, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot, public protest or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

Climate change and sustainability matters, legal or regulatory measures to address climate change and sustainability matters, and any inability on our part to address related stakeholder expectations may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal, regulatory or quasi-regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address evolving stakeholder expectations with respect to sustainability matters, including recent U.S.-based anti-diversity, equity and inclusion efforts, may result in the loss of business, adverse reputational impacts, diminished market valuations and challenges in attracting and retaining customers and talented employees. For example, our ability to achieve our current and future sustainability goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit, develop and retain a diverse workforce, the availability of suppliers and other business partners that can meet our sustainability expectations, the effects of the organic and inorganic growth of our business, cost considerations and the development and availability of cost-effective technologies or resources that support our goals.
Our financial results are subject to fluctuations in the cost and availability of the supplies that we use in and the labor we need for our operations.
Prices for and availability of the components, raw materials and other commodities we use in our business, as well as for labor, have fluctuated significantly in the past, including during 2024. Please see “Item 1. Business-Materials” for a discussion of the inputs we use in our business, supply chain and labor availability disruptions and constraints our businesses have faced and are facing, and the adverse impacts that we have incurred and may incur relating thereto. The supply chains for our businesses can be disrupted by supplier capacity constraints, transportation and logistics issues, fluctuations in demand, decreased availability of key raw materials or commodities, legislative or regulatory changes, bankruptcy or exiting of the business for other reasons and external events such as natural disasters, pandemic health issues, war, terrorist actions and governmental actions (such as trade protectionism). In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. In the event of interruptions in the supply, or increases in the cost, of such supplies, we might not be able to quickly establish or qualify replacement sources of supply. Sustained interruptions in the supply of, or increase in the cost of, key components, raw materials, other commodities and labor can result in production interruptions, delays, extended lead times and inefficiencies and adversely affect our business and financial statements. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when prices of raw materials, key components, other commodities and labor rise we are not always able to pass along cost increases through higher prices for our products. If we are unable to fully recover these higher costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability can decline and our business and financial statements can be adversely affected.
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
The market for highly skilled workers and leaders in our industries, particularly in the areas of science and technology, is extremely competitive and expectations from qualified talent in many areas of the labor market have evolved and escalated recently. In addition, in 2024 we faced labor availability constraints and labor cost inflation in certain areas of our business. If we are less successful in our recruiting efforts, if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, or if we experience labor disputes, our business and financial statements may be adversely affected.
Our restructuring actions can have long-term adverse effects on our business and financial statements.
Any restructuring activities we may engage in from time to time and our regular ongoing cost reduction activities could diminish our resources and competitiveness, and delays or failures in implementing planned restructuring activities may diminish the expected operational or financial benefits from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
Intellectual Property Risks
If we are unable to adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.
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
In some circumstances, enforcement is not available to us because an infringer has a dominant intellectual property position or for other business reasons. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage and adequately protect our intellectual property, our failure to detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights each can adversely impact our business and financial statements.
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
Third parties from time to time claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
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
As of December 31, 2024, we had approximately $2.6 billion in outstanding indebtedness. In addition, we have the ability to incur approximately $1.5 billion of additional indebtedness under a revolving credit agreement, and in the future we may incur additional indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk on any variable rate debt we may issue. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our credit facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under our credit facilities to maintain a consolidated net leverage ratio (the ratio of consolidated net indebtedness to consolidated EBITDA) of 3.75 to 1.0 or less. The maximum consolidated net leverage ratio will be increased to 4.25:1.00 for the four consecutive full fiscal quarters immediately following the consummation of any material acquisition by us. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our business and financial statements (including our liquidity). If we add new debt in the future, the risks described above would increase.

We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $3.2 billion. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. In the past, we have recognized impairment charges relating to certain non-goodwill intangible assets, and in the future, we could recognize charges related to the impairment of goodwill or other intangible assets. Any such impairment charges adversely affect our financial statements in the periods recognized.
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
Legislative bodies and government agencies in the U.S. and other countries as well as the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.
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
•We also have agreements to sell products and services to government entities (as well as agreements relating to government financing, as discussed above) and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 2% of our 2024 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
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
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, can result in significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. There can be no assurance that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, information and applicable law as of the date of this Annual Report, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2024 will have a material effect on our business or financial statements.
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
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2024, will have a material effect on our business or financial statements.
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
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm is required to express an opinion as to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
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
Because of their current or former positions with Danaher, certain of Veralto’s executive officers and directors own equity interests in Danaher. Continuing ownership of shares of Danaher common stock and equity awards could create, or appear to create, potential conflicts of interest if Veralto and Danaher face decisions that could have implications for both Danaher and Veralto. In addition, certain of Danaher’s current directors (Linda Filler and John T. Schwieters), a current Danaher officer (William H. King), and a current Danaher employee who previously served as Danaher’s Chief Financial Officer (Daniel L. Comas) are members of Veralto’s Board, and this could create, or appear to create, potential conflicts of interest when Veralto and Danaher encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such directors’ time between Danaher and Veralto.
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
The Company’s cyber risk management program identifies, tracks, escalates, remediates, and reports risks at the corporate level and across each operating company. These risk areas include internal, product, vendor, supply chain, and external services leveraged across the Company. These risks are assessed, prioritized, and both tactically and strategically addressed via process, technology, and personnel improvements to help ensure ongoing mitigation and tracking.
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
The Company’s Chief Information Security Officer (CISO), in coordination with Chief Information Officer, is responsible for leading the assessment and management of cybersecurity risks and receives reports regarding the prevention, detection, mitigation and remediation of cybersecurity incidents from the Company’s cybersecurity operations team. The current CISO has over 25 years of experience in information security and is a Certified Information Systems Security Professional (CISSP). The CISO reports to the Board, the Audit Committee and management on cybersecurity risk assessment, policies, incident prevention, detection, mitigation, and remediation of cybersecurity incidents on a quarterly or as needed basis.
ITEM 2. PROPERTIES
As of December 31, 2024, the Company had facilities in over 50 countries, including 58 principal administrative, sales, research and development, manufacturing and distribution facilities. 22 of these facilities are located in the United States in over 12 states and 36 are located outside the United States, primarily in Europe and to a lesser extent in Latin America, Asia and Canada. Refer to the Consolidated and Combined Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol VLTO. As of February 14, 2025, there were 1,369 holders of record of Veralto’s common stock.
We have historically paid a quarterly dividend of $0.09 per share of our common stock. In December 2024, our Board of Directors increased the quarterly dividend paid to $0.11 per share from $0.09 per share, an increase of 22%. Any future declaration and payments of dividends, including any change in the amount of quarterly dividend, on our common stock will be determined by our Board of Directors and will depend on our business conditions, financial results and other factors our Board deems relevant.
Recent Issuances of Unregistered Securities
None.
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
This MD&A is designed to provide a reader of the accompanying financial statements with a narrative from the perspective of management. The MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
The following MD&A should be read together with Part I, “Item 1A. Risk Factors” and the accompanying Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements (“Notes”) included in Item 8. of this Form 10-K. The MD&A generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2023 with the Securities and Exchange Commission on February 28, 2024. The MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Information Relating to Forward-Looking Statements.”
BASIS OF PRESENTATION
The accompanying Consolidated and Combined Financial Statements present the historical financial position, results of operations, changes in equity and cash flows of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”). Prior to the Separation from Danaher Corporation (“Danaher” or “Former Parent”) on September 30, 2023, Veralto businesses were comprised of certain Danaher operating units. Veralto Corporation and the Veralto Businesses (including the periods prior to the Separation) are collectively referred to as “Veralto” or the “Company” herein.
The Combined Financial Statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Veralto have been included in the Combined Financial Statements. Additionally, the Combined Financial Statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Veralto, and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Accordingly, the Consolidated and Combined Financial Statements may not be indicative of Veralto’s results had the Company been a separate stand-alone entity throughout the periods presented. For further discussion of related party allocations prior to the

Separation, including the method for such allocation, refer to Note 18 to the Consolidated and Combined Financial Statements.
Following the Separation, the Consolidated Financial Statements include the accounts of Veralto and those of the Company’s wholly-owned subsidiaries and no longer include any allocations from Danaher.
OVERVIEW
General
Refer to “Item 1. Business” for a discussion of Veralto’s strategic objectives and methodologies for delivering long-term shareholder value. Veralto is a multinational business with global operations. During 2024, approximately 55% of Veralto’s sales were derived from customers outside the United States. As a diversified, global business, Veralto’s operations are affected by worldwide, regional and industry-specific economic and political factors. Veralto’s geographic and industry diversity, as well as the range of its products and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development in most of the Company’s served markets, the expansion and evolution of high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, effectively address the demands of an increasingly regulated global environment and expand its business in high-growth geographies and high-growth market segments. The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations. The Company defines high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. The Company defines developed markets as all markets of the world that are not high-growth markets.
Business Performance
The Company’s overall revenues for the year ended December 31, 2024 increased 3.4% as compared to 2023. Core sales for the year ended December 31, 2024 increased 3.7% as compared to 2023. Currency exchange rates decreased reported sales by 0.3%. For the definition of “core sales,” refer to “—Results of Operations” below.
Geographically, the Company’s sales during 2024 in developed markets increased year-over-year by 4.6% driven by increased sales of 5.9% in North America and 2.6% in Western Europe while high-growth markets were flat, primarily driven by year-over-year sales increases in the majority of countries within the high-growth markets offset by low double digit sales declines in China due to lower demand.
The Company’s core sales during 2024 in developed markets increased 4.2% year-over-year driven by a 5.3% increase in North America and a 2.2% increase in Western Europe. Core sales in high-growth markets increased 2.5% driven by high-single digit increases in Latin America partially offset by mid-single digit decreases in China.
Net earnings for the year ended December 31, 2024 totaled approximately $833 million, or $3.34 per diluted common share, compared to approximately $839 million, or $3.40 per diluted common share, for the year ended December 31, 2023. The decrease in net earnings in 2024 as compared to 2023 was driven by higher operating expenses, standalone public company costs and interest expense post separation from Danaher. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the year ended December 31, 2024.
Outlook
The Company anticipates 2025 results will be driven by the following expectations in each of the Company’s reportable segments:

•Water Quality: the Company expects continued year-over-year growth driven by on-going strong demand for industrial water treatment, particularly in North America, with steady demand across municipal end-markets in North America and Europe, partially offset by continued weakness in China.
•Product Quality & Innovation: the Company expects continued year-over-year growth driven by improved demand in the consumer packaged goods market globally.
The Company has access to capital resources and continues to focus on profitability improvements and leveraging Veralto Enterprise System (“VES”) to manage the anticipated impact of the challenging macroeconomic environment on business operations.
The Company’s outlook for 2025 reflects our current visibility and expectations based on current market factors. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within this annual report.
Acquisitions and Strategic Investments
On October 4, 2024, the Company completed its acquisition of Information Exchange Holdings, Inc., the holding company that owns TraceGains, for $349 million, net of cash acquired. The Company believes this business complements the PQI segment, specifically the packaging and color solutions business. TraceGains is a leading provider of cloud-based software solutions that enable connected data and digital workflow management to help consumer brands meet increasingly stringent compliance and reporting regulations for food and beverage safety and traceability. Its solutions enable consumer brands to efficiently track ingredient inputs, monitor supplier quality and develop new products with greater safety and increased velocity.
On November 12, 2024, the Company completed an investment of CAD $20 million to establish a minority interest in Axine Water Technologies (“Axine”), a leading provider of electrochemical oxidation technology for contaminant destruction. Axine's electraCLEARTM solution provides simple, safe, efficient, and cost-effective destruction of organic contaminants in pharmaceuticals and industrial wastewater, including long- and short-chain PFAS. The strategic collaboration with Axine builds upon Veralto's diverse portfolio of water solutions for customers in the Company’s WQ segment.
Refer to Note 2 to the Consolidated and Combined Financial Statements for discussion regarding the Company’s acquisitions.
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
RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measure of core sales refer to sales from continuing operations calculated according to GAAP but excluding:
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
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales growth, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in the Company’s business and facilitating comparisons of the Company’s revenue performance with its performance in prior and future periods and to the Company’s peers. Management also uses these non-GAAP financial measures to measure the Company’s operating and financial performance and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility, and can obscure underlying business trends. In addition, the Company excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers, and can also obscure underlying business trends making comparisons of long-term performance difficult.
Throughout this discussion, references to sales growth or decline refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost efficiencies resulting from the ongoing application of VES.
Sales Growth and Core Sales Growth

	2024 vs. 2023	2023 vs. 2022
Total sales growth GAAP	3.4%	3.1%
Impact of:
Acquisitions/divestitures	—%	(0.3)%
Currency exchange rates	0.3%	(0.2)%
Core sales growth (non-GAAP)	3.7%	2.6%
2024 Sales Compared to 2023
Total sales increased 3.4% on a year-over-year basis during 2024 as compared to 2023 primarily as a result of a 3.7% increase in core sales resulting from the factors discussed below by segment. Currency exchange rates decreased reported sales by 0.3% during 2024 as compared to 2023. The impact of acquisitions was flat on a year-over-year basis during 2024 as compared to 2023.
Price increases contributed 1.8% to sales growth on a year-over-year basis during 2024 as compared to 2023 and is reflected as a component of core sales growth above.
Business Segments
Sales by business segment for the years ended December 31 are as follows:

($ in millions)	2024	2023	2022
Water Quality	$3,138	$3,039	$2,887
Product Quality & Innovation	2,055	1,982	1,983
Total	$5,193	$5,021	$4,870
Sales and operating profit at the business segment level are discussed in detail below. For information regarding the Company’s sales by geographical region, refer to Note 4 to the Consolidated and Combined Financial Statements.

Cost of Sales and Gross Profit

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$5,193	$5,021	$4,870
Cost of sales	(2,088)	(2,120)	(2,110)
Gross profit	$3,105	$2,901	$2,760
Gross profit margin	59.8%	57.8%	56.7%
Cost of sales decreased $32 million, or 1.5%, on a year-over-year basis during 2024 as compared to 2023 primarily due to the impact of lower year-over-year material costs.
Gross profit margins increased 200 basis points on a year-over-year basis during 2024 as compared to 2023, driven by positive pricing actions and higher volume as discussed below and to a lesser extent lower material costs, and the impacts from foreign currency exchange rates.
Operating Expenses

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$5,193	$5,021	$4,870
Selling, general and administrative (“SG&A”) expenses	(1,644)	(1,536)	(1,431)
Research and development (“R&D”) expenses	(253)	(225)	(217)
SG&A as a % of sales	31.7%	30.6%	29.4%
R&D as a % of sales	4.9%	4.5%	4.5%
SG&A expenses as a percentage of sales increased 110 basis points on a year-over-year basis during 2024 as compared to 2023 primarily due to select investments in sales and marketing growth initiatives, as well as the costs to operate as a stand-alone company.
R&D expenses as a percentage of sales increased by 40 basis points on a year-over-year basis during 2024 as compared to 2023 driven by growth related R&D initiatives.
Operating Profit Performance
Operating profit margins were 23.3% for the year ended December 31, 2024 as compared to 22.7% in 2023. The following factors impacted year-over-year operating profit margin comparisons.
2024 vs. 2023 operating profit margin comparisons were favorably impacted by:
•The impact of Argentine Peso devaluation on operations within the Product Quality & Innovation segment during 2023 - 60 basis points
•2023 impairment charge related to customer relationships and a trade name in the Product Quality and Innovation segment - 20 basis points
•One-time costs incurred in 2023 as a result of the Separation from Danaher - 10 basis points
2024 vs. 2023 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact of 2024 acquisitions and dispositions - 10 basis points
•The impact of incremental costs associated with operating as a stand-alone company, labor, R&D growth initiatives, and sales and marketing growth initiatives partially offset by higher 2024 core sales, foreign currency exchange rates, lower material costs and cost savings associated with continuing productivity improvement initiatives - 20 basis points

WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$3,138	$3,039	$2,887
Operating profit	768	730	668
Depreciation	25	24	24
Amortization of intangible assets	16	21	22
Operating profit as a % of sales	24.5%	24.0%	23.1%
Depreciation as a % of sales	0.8%	0.8%	0.8%
Amortization as a % of sales	0.5%	0.7%	0.8%
Sales Growth and Core Sales Growth

	2024 vs. 2023	2023 vs. 2022
Total sales growth GAAP	3.2%	5.3%
Impact of:
Acquisitions/divestitures	0.3%	—%
Currency exchange rates	0.4%	(0.2)%
Core sales growth (non-GAAP)	3.9%	5.1%
2024 Sales Compared to 2023
Total Water Quality segment sales increased 3.2% on a year-over-year basis during 2024 as compared to 2023 primarily as a result of core sales growth driven by the factors discussed below. Currency exchange rates and the impact of divestitures decreased reported sales by 0.4% and 0.3%, respectively, during 2024 as compared to 2023. Geographically, the increase in reported sales was driven by an increase of 6.5% in North America, partially offset by a decrease of 2.8% in high-growth markets.
Price increases in the segment contributed 2.1% to sales growth on a year-over-year basis during 2024 as compared to 2023 and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 3.9% on a year-over-year basis during 2024 as compared to 2023. Geographically, core sales growth was driven by increases of 6.2% in North America and 2.2% in Western Europe. Core sales were flat in high-growth markets, as a mid-single digits core sales increase in Latin America was mostly offset by a high-single digit percentage core sales decline in China.
The increase in core sales was driven primarily by the chemical treatment solutions business and to a lesser extent by the analytical instrumentation business, and the ultraviolet water disinfection and filtration business. Year-over-year core sales in the chemical treatment solutions business increased 7.2% as a result of higher core sales across most major end-markets. Core sales in the analytical instrumentation business increased 2.9% as a result of increased core sales across North America and Western Europe. Core sales in the ultraviolet water disinfection and filtration business increased 1.5% in 2024, driven primarily by the municipal end-market.
Operating Profit Performance
Operating profit margins were 24.5% for the year ended December 31, 2024 as compared to 24.0% in 2023. The following factors impacted year-over-year operating profit margin comparisons:
2024 vs. 2023 operating profit margin comparisons were favorably impacted by:
•Higher 2024 core sales and incremental year-over-year cost savings associated with material costs, net of the impact of incremental year-over-year costs associated with labor and sales and marketing growth initiatives - 40 basis points

•One-time costs incurred in 2023 as a result of the Separation from Danaher - 10 basis points
PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$2,055	$1,982	$1,983
Operating profit	529	472	488
Depreciation	14	15	16
Amortization of intangible assets	22	27	28
Operating profit as a % of sales	25.7%	23.8%	24.6%
Depreciation as a % of sales	0.7%	0.8%	0.8%
Amortization as a % of sales	1.1%	1.4%	1.4%
Sales Growth and Core Sales Growth (Decline)

	2024 vs. 2023	2023 vs. 2022
Total sales growth GAAP	3.7%	—%
Impact of:
Acquisitions/divestitures	(0.4)%	(0.7)%
Currency exchange rates	—%	(0.3)%
Core sales growth (decline) (non-GAAP)	3.3%	(1.0)%
2024 Sales Compared to 2023
Total Product Quality & Innovation segment sales increased 3.7% on a year-over-year basis during 2024 as compared to 2023 primarily as a result of core sales growth driven by the factors discussed below. The impact of acquisitions increased reported sales by 0.4% during 2024 as compared to 2023. Geographically, reported sales increased by 4.5% in North America, 3.3% in Western Europe, and 4.0% in high-growth markets.
Price increases in the segment contributed 1.4% to sales growth on a year-over-year basis during 2024 as compared to 2023 and are reflected as a component of the change in core sales growth.
Core sales in the Product Quality & Innovation segment increased 3.3% on a year-over-year basis during 2024 as compared to 2023. Geographically, core sales growth was driven by increases of 3.0% in North America, 5.1% in high-growth markets, and 2.3% in Western Europe. Core sales growth in the high-growth markets was driven by high-single digit core sales increases in Latin America and mid-single digit core sales increases in China.
From a product line perspective, core sales in the marking and coding business increased 2.8% on a year-over-year basis during 2024 as compared to 2023 driven by higher consumable demand in the industrial and consumer packaged goods end-markets. Core sales in the packaging and color solutions business increased 4.5% on a year-over-year basis during 2024 as compared to 2023 driven by increased demand across the consumer-packaged goods and industrial end-markets.
Operating Profit Performance
Operating profit margins were 25.7% for the year ended December 31, 2024 as compared to 23.8% in 2023. The following factors impacted year-over-year operating profit margin comparisons.
2024 vs. 2023 operating profit margin comparisons were favorably impacted by:
•The impact of Argentine Peso devaluation on operations during 2023 - 140 basis points
•2023 impairment charge related to customer relationships and a trade name - 60 basis points

•One-time costs incurred in 2023 as a result of the Separation from Danaher - 10 basis points
•Higher 2024 core sales, foreign currency exchange rates and cost savings associated with continuing productivity improvement initiatives, partially offset by incremental labor and sales and marketing growth initiatives - 30 basis points
2024 vs. 2023 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred during 2024 related to certain strategic initiatives - 20 basis points
•The net dilutive impact of 2024 acquisitions and dispositions - 30 basis points
OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the years ended December 31, 2024 and 2023, refer to Note 7 to the accompanying Consolidated and Combined Financial Statements.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 12 to the accompanying Consolidated and Combined Financial Statements.
Net interest expense was $113 million during 2024 as compared to $30 million in 2023, arising from the Company’s outstanding indebtedness, which was incurred in September 2023. Before the Separation, Veralto depended on Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. As a result, with the exception of cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation, the Company recorded no interest expense in the Combined Condensed Financial Statements for periods prior to the Separation.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated and Combined Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be impacted by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, and changes in tax laws and regulations, and legislative policy changes. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “Liquidity and Capital Resources” below.
The following table summarizes the Company’s effective tax rate:

	Year Ended December 31
	2024	2023	2022
Effective tax rate	23.3%	23.4%	24.1%
The Company’s effective tax rate for 2024 differs from the U.S. federal statutory rate of 21.0% due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, and state taxes, partially offset by a net discrete tax provision of $6 million. The net discrete tax provision related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements offset by excess tax benefits from stock-based compensation.
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
The Company conducts business globally, and the Former Parent filed numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, the Netherlands and the United Kingdom. Excluding these non-U.S. jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated and Combined Financial Statements given the geographic dispersion of the Company’s income.
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
COMPREHENSIVE INCOME
Comprehensive income decreased by $123 million in 2024 as compared to 2023, primarily driven by losses from foreign currency translation adjustments partially offset by unrealized gains on a net investment hedge, and to a lesser extent, pension and post-retirement plan benefit adjustments. The Company recorded a foreign currency translation loss of $139 million in 2024 primarily driven by the strengthening of the U.S. dollar against most major currencies in the period compared to a gain of $29 million in 2023 primarily driven by the weakening of the U.S. dollar against most major currencies in the period. The Company recorded a pension and postretirement plan benefit loss of $4 million in 2024 compared to a loss of $15 million in 2023. The Company recorded a gain from net investment hedge adjustments related to the Company’s long-term debt in 2024 of $26 million compared to a loss of $14 million in 2023.
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices as well as credit risk, each of which could impact its Consolidated and Combined Financial Statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. The Company may also use derivative financial instruments to manage foreign exchange risks and interest rate risks. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its financial statements as a whole.
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and at times variable-rate debt. A change in interest rates on fixed-rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2024, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $112 million.

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
Currency exchange rates negatively impacted 2024 reported sales on a year-over-year basis primarily due to the strengthening of the U.S. dollar against most major currencies during 2024. Weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2024 would positively impact the Company’s sales and results of operations on an overall basis. Any further strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2024 would negatively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt to hedge a portion of its net investments in non-U.S. operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated and Combined Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2024 would have reduced foreign currency-denominated net assets and equity by approximately $118 million. Refer to Note 13 to the Consolidated and Combined Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.
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

Shelf Registration Statement
On October 24, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Shelf Registration Statement”) that registers an indeterminate amount of debt securities, common stock, preferred stock, depositary shares, subscription rights, purchase contracts, units and warrants that may be issued in the future in one or more offerings. Unless otherwise specified in the corresponding prospectus supplement, the Company expects to use net proceeds realized from future securities issuances off the Shelf Registration Statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, and working capital.
2023 Financing Transactions
During 2023, the Company completed the following financing transactions:
•Issued approximately $2.1 billion aggregate principal amount of senior unsecured notes in three series with maturity dates ranging from 2026 through 2033 (collectively, the “U.S. Dollar Notes”). Additionally, the Company issued €500 million principal amount of senior unsecured notes with a maturity date of 2031 (together with the U.S. Dollar Notes, the “Private Notes”).
•Entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Credit Facility”). There were no outstanding amounts under the Credit Facility as of December 31, 2024. The Credit Facility includes an alternative currency sublimit up to an amount equal to 90% of the aggregate commitments and a $100 million swingline sublimit and provides for the issuance of swing loans. This facility provides backing for the Company’s commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the Credit Facility. There were no amounts outstanding under the Company’s commercial paper program as of December 31, 2024.
These financing activities yielded net proceeds of approximately $2.6 billion, of which approximately $2.6 billion was paid to Danaher in September 2023 as consideration for the contribution of assets to Veralto by Danaher in connection with the Separation. Refer to Note 12 of the Consolidated and Combined Financial Statements for more information related to the Company’s long-term indebtedness.
Registration Rights Agreement
In connection with the issuance of the Private Notes, the Company entered into a registration rights agreement, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Private Notes for registered notes (the “Registered Notes”) with substantially identical terms (the “Exchange Offer”). Accordingly, on July 26, 2024, the Company filed a Form S-4 with the SEC (the “Registration Statement”), which Registration Statement was declared effective on August 5, 2024. On August 5, 2024, the Company launched the Exchange Offer, which expired on September 3, 2024. Substantially all Private Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
Other
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:

($ in millions)	2024	2023	2022
Net cash provided by operating activities	$875	$963	$870

Cash paid for acquisitions, net of cash acquired	$(363)	$—	$(55)
Payments for additions to property, plant and equipment	(55)	(54)	(34)
Proceeds from sales of property, plant and equipment	—	2	—
All other investing activities	(16)	(3)	—
Net cash used in investing activities	$(434)	$(55)	$(89)

Proceeds from the issuance of common stock in connection with stock-based compensation	$24	$4	$—
Net transfers to Former Parent	—	(147)	(781)
Consideration paid to Former Parent in connection with Separation	—	(2,600)	—
Proceeds from borrowings (maturities longer than 90 days)	—	2,608	—
Payment of dividends	(89)
Net cash used in financing activities	$(65)	$(135)	$(781)
•Operating cash flows from continuing operations decreased $88 million, or 9%, during 2024 as compared to 2023, primarily due to cash interest payments of $137 million, cash tax payments of $293 million, increased operating expenses, and year-over-year increases in cash outflows related to accounts payable, prepaid expenses and other current assets partially offset by cash inflows from accrued expenses and other liabilities.
•Net cash used in investing activities consisted primarily of cash paid for acquisitions and capital expenditures. Refer to Note 2 to the Consolidated and Combined Financial Statements included in this Annual Report for a discussion of the Company’s acquisitions.
•Net cash used in financing activities consisted of cash dividend payments offset by proceeds from the issuance of common stock in connection with stock-based compensation. Net cash used in financing activities decreased $70 million from 2024 to 2023 primarily as a result of transfers to Former Parent in connection with the Separation.
Dividends
The Company’s board of directors authorized a quarterly dividend of $0.11 per share of Company common stock totaling $27 million that was paid on January 31, 2025 to holders of record at the close of business on December 31, 2024.
Aggregate cash payments for dividends during the year ended December 31, 2024 were $89 million. There were no dividends paid during 2023.
Cash and Cash Requirements
As of December 31, 2024, the Company held approximately $1.1 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 4.48%. Of the cash and cash equivalents, approximately $342 million was held within the United States and approximately $759 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.

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
Repatriation of some cash held outside the United States may be restricted by local laws. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in Veralto’s foreign subsidiaries are not readily determinable. As of December 31, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2024, the Company contributed $6 million to its defined benefit pension plans. During 2025, the Company’s cash contribution requirements for its defined benefit pension plans are forecasted to be approximately $5 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
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
The Company’s amended and restated certificate of incorporation require it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. The Company’s amended and restated by-laws provide for similar indemnification rights. While the Company maintains insurance for this type of liability, a significant deductible apply to this coverage and any such liability could exceed the amount of the insurance coverage.
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
As of December 31, 2024, the Company had three reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 202% to approximately 991%. To evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 144% to approximately 783%.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. There were no intangible asset impairment charges recorded during 2024. Refer to Note 9 to the Consolidated and Combined Financial Statements for a description of intangible asset impairment charges recorded during 2023.
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
Corporate Allocations—Prior to the Separation, the Company operated as part of Danaher and not as a separate, publicly traded company. Accordingly, certain shared costs have been allocated to the Company and are reflected as expenses in the accompanying Combined Financial Statements. The Company considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to Veralto for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veralto had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements may not be indicative of expenses that will be incurred in the future by Veralto. Refer to Note 18 to the Consolidated and Combined Financial Statements for a description of corporate allocations and related party transactions.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on Veralto Corporation’s Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, excluded TraceGains, which was acquired by the Company in 2024. This entity, whose total assets and total revenues were excluded from the Company’s assessment, represented under 1% of the related consolidated amounts as of and for the year ended December 31, 2024. Based upon Securities and Exchange Commission staff guidance, companies are allowed to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 25, 2025 appears on page 46 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Veralto Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Veralto Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veralto Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TraceGains, which is included in the 2024 consolidated financial statements of the Company and constituted 0.5% and 0.1% of total and net assets, respectively, as of December 31, 2024 and less than 0.2% of sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TraceGains.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated and combined statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 25, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Veralto Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Veralto Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated and combined statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

Goodwill Impairment
Description of the Matter
As described in Note 9 to the consolidated and combined financial statements, goodwill is tested for impairment at least annually, or more frequently if indicators of potential goodwill impairment exists, at the reporting unit level. Total goodwill as of December 31, 2024 was $2.7 billion. To estimate the fair value of each reporting unit, the Company used the market approach based on multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company did not record any impairment of the carrying value of goodwill during the year ended December 31, 2024.
Auditing management’s goodwill impairment test for the Company’s reporting units was challenging and judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the fair value estimates related to significant assumptions, such as the identification of peer companies to derive the trading EBITDA multiples involved a high degree of management subjectivity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the fair value of each reporting unit. For example, we tested controls over the appropriateness of assumptions management used, specifically controls over the identification of peer companies.
To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to third-party industry and economic data, and to the historical results of the Company’s reporting units. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in key assumptions. We also involved internal valuation specialists to assist in our evaluation of significant assumptions, specifically the identification of peer companies, used by the Company. In addition, we tested management’s reconciliation of the fair values of its reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Boston, Massachusetts
February 25, 2025

VERALTO CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amounts)

	As of December 31
	2024	2023
ASSETS
Current assets:
Cash and equivalents	$1,101	$762
Trade accounts receivable, less allowance for credit losses of $37 and $36, respectively	812	826
Inventories	288	297
Prepaid expenses and other current assets	186	188
Total current assets	2,387	2,073
Property, plant and equipment, net	268	262
Other long-term assets	523	398
Goodwill	2,693	2,533
Other intangible assets, net	535	427
Total assets	$6,406	$5,693

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$395	$431
Accrued expenses and other liabilities	850	834
Total current liabilities	1,245	1,265
Other long-term liabilities	517	410
Long-term debt	2,599	2,629
Equity:
Preferred stock - $0.01 par value as of December 31, 2024 and December 31, 2023, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value as of December 31, 2024 and December 31, 2023, 1.0 billion shares authorized as of both dates; and 247.4 million shares and 246.3 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,190	2,157
Retained earnings	917	178
Accumulated other comprehensive loss	(1,071)	(954)
Total Veralto equity	2,038	1,383
Noncontrolling interests	7	6
Total equity	2,045	1,389
Total liabilities and equity	$6,406	$5,693
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2024	2023	2022
Sales	$5,193	$5,021	$4,870
Cost of sales	(2,088)	(2,120)	(2,110)
Gross profit	3,105	2,901	2,760
Operating costs:
Selling, general and administrative expenses	(1,644)	(1,536)	(1,431)
Research and development expenses	(253)	(225)	(217)
Operating profit	1,208	1,140	1,112
Nonoperating income (expense):
Other income (expense), net	(9)	(14)	1
Interest expense, net	(113)	(30)	—
Earnings before income taxes	1,086	1,096	1,113
Income taxes	(253)	(257)	(268)
Net earnings	$833	$839	$845

Net earnings per common share:
Basic	$3.37	$3.41	$3.43
Diluted	$3.34	$3.40	$3.43
Average common stock and common equivalent shares outstanding:
Basic	247.3	246.4	246.3
Diluted	249.6	246.8	246.3
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2024	2023	2022
Net earnings	$833	$839	$845
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(139)	29	(100)
Pension and postretirement plan benefit adjustments	(4)	(15)	33
Unrealized gain (loss) on net investment hedge	26	(14)	—
Total other comprehensive income (loss), net of income taxes	(117)	—	(67)
Comprehensive income	$716	$839	$778
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
 ($ and shares in millions)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
January 1, 2022	—	$—	$—	$—	$4,084	$(887)	$4
Net earnings for the year	—	—	—	—	845	—	—
Net transfers to Former Parent	—	—	—	—	(781)	—	—
Other comprehensive loss	—	—	—	—	—	(67)	—
Former Parent common stock-based award activity	—	—	—	—	41	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
December 31, 2022	—	$—	$—	$—	$4,189	$(954)	$5
Net earnings for the year	—	—	—	200	639	—	—
Common stock dividends declared	—	—	—	(22)	—	—	—
Recapitalization	246.3	2	—	—	(2)	—	—
Consideration paid to Former Parent in connection with Separation	—	—	—	—	(2,600)	—	—
Net transfers to Former Parent	—	—	—	—	(147)	—	—
Noncash adjustments to Former Parent's investment, net	—	—	2,114	—	(2,114)	—	—
Former parent stock-based compensation activity	—	—		—	35	—	—
Stock-based deferred compensation award activity	—	—	20	—	—	—	—
Common stock-based award activity	—	—	23	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
December 31, 2023	246.3	$2	$2,157	$178	$—	$(954)	$6
Net earnings for the year	—	$—	$—	$833	$—	$—	$—
Common stock dividends declared	—	—	—	(94)	—	—	—
Separation related adjustments	—	—	(55)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(117)	—
Common stock-based award activity	1.1	—	88	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
December 31, 2024	247.4	$2	$2,190	$917	$—	$(1,071)	$7
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$833	$839	$845
Noncash items:
Depreciation	40	39	40
Amortization of intangible assets	38	48	50
Stock-based compensation expense	65	55	41
Loss on product line disposition	15	—	—
Impairment of equity method investment	—	15	—
Change in deferred income taxes	(74)	(25)	(44)
Change in trade accounts receivable, net	3	2	(88)
Change in inventories	3	52	(38)
Change in trade accounts payable	(29)	(1)	23
Change in prepaid expenses and other assets	(48)	(54)	(5)
Change in accrued expenses and other liabilities	29	(7)	46
Net cash provided by operating activities	875	963	870
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(363)	—	(55)
Payments for additions to property, plant and equipment	(55)	(54)	(34)
Proceeds from sales of property, plant and equipment	—	2	—
All other investing activities	(16)	(3)	—
Net cash used in investing activities	(434)	(55)	(89)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	24	4	—
Net transfers to Former Parent	—	(147)	(781)
Consideration paid to Former Parent in connection with Separation	—	(2,600)	—
Payment of dividends	(89)	—	—
Proceeds from borrowings (maturities longer than 90 days)	—	2,608	—
Net cash used in financing activities	(65)	(135)	(781)
Effect of exchange rate changes on cash and cash equivalents	(37)	(11)	—
Net change in cash and cash equivalents	339	762	—
Beginning balance of cash and cash equivalents	762	—	—
Ending balance of cash and cash equivalents	$1,101	$762	$—
Supplemental disclosures:
Cash interest payments	$137	$—	$—
Cash income tax payments	$293	$113	$—
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Veralto Corporation’s (“Veralto,” the “Company,” “we,” “us,” or “our”) unifying purpose is Safeguarding the World’s Most Vital Resources TM. The Company’s diverse group of associates and leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Through the Water Quality segment, the Company improves the quality and reliability of water through its leading brands Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
Basis of Presentation—Prior to the Company’s separation from Danaher Corporation (“Danaher” or “Former Parent”), Veralto businesses were comprised of Danaher’s Environmental & Applied Solutions segment. On August 24, 2023, the Board of Directors of Danaher approved the separation of Danaher’s Environmental & Applied Solutions segment through the pro rata distribution of all of the issued and outstanding common stock of Veralto Corporation to Danaher's stockholders (the “Separation”). In connection with the Separation, on September 20, 2023, the net assets of the Veralto businesses were contributed to Veralto, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution the Company made a cash payment to Danaher in the amount of $2.6 billion. In addition, on September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. All per share amounts in the Consolidated and Combined Statements of Earnings have been retroactively adjusted to give effect to this recapitalization. Veralto completed the Separation on September 30, 2023, the first day of its fiscal fourth quarter.
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
The accompanying Consolidated and Combined Financial Statements present the Company’s historical financial position, results of operations, changes in equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated and Combined Financial Statements for periods prior to the separation were derived from the historical financial statements and accounting records of the Environmental & Applied Solutions segment of Danaher in accordance with GAAP for the preparation of carved-out combined financial statements. Through the date of Separation, all revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included as a component of the Combined Financial Statements. Prior to the separation, the financial statements also included allocations of certain general, administrative, sales and marketing expenses from Danaher’s corporate office to the Company and Danaher’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher. Related party allocations are discussed further in Note 18.
Following the Separation, the consolidated financial statements include the accounts of Veralto and those of the Company’s wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:
•The Consolidated Balance Sheets at December 31, 2024 and December 31, 2023 consist of the Company’s consolidated balances.

•The Consolidated Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2024 consist of the Company’s consolidated results.
•The Consolidated and Combined Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Equity and Statement of Cash Flows for the year ended December 31, 2023 consist of the Company’s consolidated results for the three months ended December 31, 2023 and the combined results of the Veralto businesses for the nine months ended September 29, 2023.
•The Combined Statements of Earnings, Statements of Comprehensive Income, Statement of Changes in Equity, and Statement of Cash Flows for the year ended December 31, 2022 consist of the combined results and activity of the Veralto businesses.
All significant transactions between the Company and Former Parent have been included in the accompanying Consolidated and Combined Financial Statements. Transactions with Former Parent are reflected in the accompanying Consolidated and Combined Statements of Equity as “Net transfers to Former Parent.” In addition, the accumulated net effect of intercompany transactions between the Company and Danaher or Danaher affiliates for periods prior to the Separation are included in “Noncash adjustments to Former Parent’s investment, net.”
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the nine months ended September 29, 2023, only cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation have been included in the Combined Financial Statements through the date of Separation. Other financial transactions relating to the business operations of the Company during the above period were accounted for through the Net Former Parent investment account of the Company.
The Consolidated and Combined Financial Statements may not be indicative of future performance and do not necessarily reflect what the Consolidated and Combined Statements of Earnings and Statements of Cash Flows would have been had the Company operated as a separate business during the periods presented.
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
Use of Estimates—The preparation of these financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ materially from these estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Credit Losses—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for credit losses are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represents significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company’s allowance for credit losses as of December 31, 2024 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $9 million, $10 million and $9 million of expense associated with credit losses for the years ended December 31, 2024, 2023 and 2022, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2024 and 2023 are $165 million and $153 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out method.
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2024	2023
Finished goods	$122	$126
Work in process	39	42
Raw materials	127	129
Total	$288	$297
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets as of December 31, 2024 and 2023 are prepaid expenses of $110 million and $105 million, respectively.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased instruments	5 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2024	2023
Land and improvements	$16	$15
Buildings	208	202
Machinery and equipment	502	491
Customer-leased equipment	27	26
Gross property, plant and equipment	753	734
Less: accumulated depreciation	(485)	(472)
Property, plant and equipment, net	$268	$262

Investments—Equity investments in common stock or in-substance common stock for which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”).
Investments for which the Company does not have the ability to significantly influence the operating decisions of the investee, or for which the investment is in securities other than common stock or in-substance common stock are accounted for using the cost method. For investments accounted for under the cost method that do not have readily determinable fair values, the Company measures them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Non-controlling investments made in 2024 are included in other long-term assets. The Company made no such investments in 2023 or 2022. No significant realized or unrealized gains or losses were recorded in 2024, 2023 or 2022 with respect to these investments.
Other Assets—Other assets principally include noncurrent financing receivables, noncurrent deferred tax assets, operating lease right-of-use assets, other investments and a tax indemnification asset as a result of the Separation from Danaher.
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
Certain of the Company’s revenues relate to sales-type leases (“STL”) and operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. Equipment lease revenue for STL arrangements is recognized upon lease commencement. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the cost of customer-leased equipment is recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated and Combined Statements of Earnings.
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
Income Taxes—Income taxes for the Company are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the Consolidated and Combined Financial Statements and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are reported in other assets and other liabilities in the Consolidated Balance Sheets, respectively. The effect on deferred income tax assets and liabilities of a change in tax rates is generally recognized in income tax expense in the period that includes the enactment date. Global Intangible Low-Taxed Income (“GILTI”) is accounted for as a current tax expense in the year the tax is incurred.
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

Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss). Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction losses were $14 million and $45 million for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Stock-Based Compensation—Certain employees of the Company participate in Veralto’s shared-based compensation plans which include stock options, restricted stock units (“RSUs”), and performance stock units ("PSUs"). The Company had no stock-based compensation plans prior to the Separation; however certain of the Company’s employees had participated in Danaher’s stock-based compensation plans (“Danaher Plans”). The expense associated with Veralto employees who participated in the Danaher Plans was allocated to the Company in the accompanying Consolidated and Combined Statements of Earnings for the associated periods prior to the Separation. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 17 for additional information on the stock-based compensation plans in which certain employees of the Company participate.
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
Recent Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — reporting Comprehensive Income — Expense Disaggregation Disclosures. The ASU requires entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the impact of this ASU on its disclosures in the Consolidated Financial Statements.

On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about board oversight of climate-related risks and climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition. In April 2024, the SEC voluntarily stayed the final rules pending the resolution of certain legal challenges. The Company is currently assessing the impact of these final rules on its Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024, may be applied retrospectively and early adoption is permitted. The Company is currently assessing the impact on its Consolidated Financial Statements and related income tax disclosures for the year ending December 31, 2025.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements in ASC 280, Segment Reporting, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company first applied the ASU to the Company’s annual disclosures for the year ended December 31, 2024.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business, including revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2024.
On October 4, 2024, the Company acquired the holding company that owned TraceGains (“TraceGains”) for a cash purchase price of approximately $349 million, net of cash acquired (the “TraceGains Acquisition”). TraceGains is a leading provider of cloud-based software solutions that enable connected data and digital workflow management to help consumer brands meet increasingly stringent compliance and reporting regulations for food and beverage safety and traceability. Its solutions enable consumer brands to efficiently track ingredient inputs, monitor supplier quality and develop new products with greater safety and increased velocity. TraceGains is now part of the Company’s PQI segment. The Company completed the TraceGains Acquisition using cash on hand. The Company preliminarily recorded approximately $240 million of goodwill related to the TraceGains Acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the one-year measurement period, if required.
During 2024, in addition to the TraceGains Acquisition, the Company acquired assets and businesses across three transactions for total consideration of approximately $14 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company's PQI segment. The Company recorded an aggregate of approximately $3 million of goodwill related to the acquisition of these businesses.
The Company had no acquisitions during the year ended December 31, 2023.
During 2022, the Company acquired three businesses for total consideration of $55 million in cash, net of cash acquired and recorded goodwill and intangible assets of $38 million and $18 million, respectively. The businesses acquired complement existing units of the Company’s PQI segment.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition of TraceGains in 2024 discussed above. All of the other 2024 acquisitions were not material in the aggregate.

($ in millions)	TraceGains
Trade accounts receivable	$5
Intangible assets - trade names	5
Intangible assets - developed technology	86
Intangible assets - customer relationships	55
Goodwill	240
Deferred revenue	(18)
Deferred tax liabilities	(21)
Other assets and liabilities, net	(3)
Net assets acquired	$349
Net cash consideration	$349
The weighted-average amortization periods for definite-lived intangible assets acquired in 2024 are 15 years for customer relationships and 10 years for developed technology. The weighted-average amortization period for definite-lived intangible assets acquired in 2024 is 12 years. Trade names acquired during 2024 have an indefinite life.
Transaction-related costs for the TraceGains Acquisition were $4 million for the year ended December 31, 2024. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2023 or 2022.
Pro Forma Financial Information
Pro forma financial information for these acquisitions has not been presented because the acquisitions were not material to the Company’s Consolidated Statements of Earnings. See Note 9 for goodwill and intangible assets acquired.
NOTE 3. CAPITAL STOCK AND NET EARNINGS PER COMMON SHARE
Capital Stock
Under Veralto’s amended and restated certificate of incorporation, as of December 31, 2024, Veralto’s authorized capital stock consists of 1.0 billion common shares with par value $0.01 per share and 15 million preferred shares with par value $0.01 per share. On September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. On September 30, 2023, Danaher distributed all of Veralto’s issued and outstanding common stock to Danaher’s stockholders. No preferred shares were issued or outstanding on December 31, 2024. Each share of Veralto common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Veralto’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Veralto through certain types of takeover practices.
Following the Separation, the Company began paying a regular quarterly dividend during the first quarter of 2024. Aggregate cash payments for the four quarterly dividends paid to shareholders during 2024 were $89 million and were recorded as dividends to shareholders in the Consolidated and Combined Statements of Changes in Equity and the Consolidated and Combined Statements of Cash Flows.
On December 19, 2024, the Company’s board of directors authorized a quarterly dividend of $0.11 per share of Company common stock payable on January 31, 2025 to holders of record at the close of business on December 31, 2024.
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
Information related to the calculation of net earnings per common share for the years ended December 31 is summarized as follows:

($ and shares in millions, except per share amounts)	2024	2023	2022
Numerator:
Net earnings	$833	$839	$845

Denominator:
Weighted average common shares outstanding used in Basic EPS	247.3	246.4	246.3
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	2.3	0.4	—
Weighted average common shares outstanding used in Diluted EPS	249.6	246.8	246.3

Basic EPS	$3.37	$3.41	$3.43
Diluted EPS	$3.34	$3.40	$3.43

NOTE 4. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type. Sales taxes and other usage-based taxes collected from customers are excluded from revenues.

($ in millions)	Water Quality	Product Quality & Innovation	Total
Year ended December 31, 2024:
Geographical region:
North America(a)	$1,804	$689	$2,493
Western Europe	546	603	1,149
Other developed markets	65	50	115
High-growth markets(b)	723	713	1,436
Total	$3,138	$2,055	$5,193

Revenue type:
Recurring	$1,846	$1,303	$3,149
Nonrecurring	1,292	752	2,044
Total	$3,138	$2,055	$5,193

Year ended December 31, 2023:
Geographical region:
North America(a)	$1,694	$659	$2,353
Western Europe	536	584	1,120
Other developed markets	65	53	118
High-growth markets(b)	744	686	1,430
Total	$3,039	$1,982	$5,021

Revenue type:
Recurring	$1,727	$1,227	$2,954
Nonrecurring	1,312	755	2,067
Total	$3,039	$1,982	$5,021

Year ended December 31, 2022:
Geographical region:
North America (a)	$1,590	$670	$2,260
Western Europe	500	559	1,059
Other developed markets	67	56	123
High-growth markets (b)	730	698	1,428
Total	$2,887	$1,983	$4,870

Revenue type:
Recurring	$1,663	$1,196	$2,859
Nonrecurring	1,224	787	2,011
Total	$2,887	$1,983	$4,870
(a) The Company defines North America as the United States and Canada.
(b) The Company defines high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. The Company defines developed markets as all markets of the world that are not high-growth markets.

The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and OTLs. Nonrecurring revenue includes revenue from equipment and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2024, 2023 and 2022, lease revenue was $82 million, $86 million and $69 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software-as-a-Service and over time licenses are recurring.
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
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $293 million. The Company expects to recognize revenue on approximately 41% of the remaining performance obligations over the next 12 months, 32% over the subsequent 12 months, and the remainder recognized thereafter.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2024 and 2023, contract liabilities were approximately $254 million and $223 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Revenue recognized during the years ended December 31, 2024 and 2023 that was included in the opening contract liability balance was approximately $196 million and $187 million, respectively.
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
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer packaged goods and industrial products.

Resources are allocated and performance is assessed by the President & Chief Executive Officer (CEO), whom the Company has determined to be the Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of its segments and allocates resources to them based on operating profit. The CODM also compares actual results to expectations in assessing performance of the segments. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at combined totals.
Detailed segment data for the years ended December 31 is as follows:

($ in millions)	2024	2023	2022
Sales:
Water Quality	$3,138	$3,039	$2,887
Product Quality & Innovation	2,055	1,982	1,983
Total	$5,193	$5,021	$4,870

Operating profit:
Water Quality	$768	$730	$668
Product Quality & Innovation	529	472	488
Other	(89)	(62)	(44)
Total	$1,208	$1,140	$1,112

Identifiable segment assets:
Water Quality	$2,450	$2,508	$2,544
Product Quality & Innovation	2,657	2,289	2,281
Other	1,299	896	—
Total	$6,406	$5,693	$4,825

Depreciation and amortization of intangible assets:
Water Quality	$41	$45	$46
Product Quality & Innovation	36	42	44
Other	1	—	—
Total	$78	$87	$90

Capital expenditures, gross:
Water Quality	$36	$29	$25
Product Quality & Innovation	17	17	9
Other	2	8	—
Total	$55	$54	$34

A reconciliation of total segment sales to total segment operating profit and of total segment operating profit to total consolidated and combined earnings before income taxes, for the years ended December 31 is as follows:
2024

($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$3,138	$2,055	$—	$5,193
Less: other segment items	(2,370)	(1,526)	(89)	(3,985)
Segment operating profit	$768	$529	$(89)	$1,208
Other expense, net				(9)
Interest expense, net				(113)
Earnings before income taxes				$1,086
2023

($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$3,039	$1,982	$—	$5,021
Less: other segment items	(2,309)	(1,510)	(62)	(3,881)
Segment operating profit	$730	$472	$(62)	$1,140
Other expense, net				(14)
Interest expense, net				(30)
Earnings before income taxes				$1,096
2022

($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$2,887	$1,983	$—	$4,870
Less: other segment items	(2,219)	(1,495)	(44)	(3,758)
Segment operating profit	$668	$488	$(44)	$1,112
Other income, net				1
Earnings before income taxes				$1,113
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales:
United States	$2,312	$2,177	$2,094
China	334	356	395
Germany	266	257	251
All other (each country individually less than 5% of total sales)	2,281	2,231	2,130
Total	$5,193	$5,021	$4,870

Property, plant and equipment, net:
United States	$200	$179	$168
United Kingdom	16	14	15
Germany	24	23	21
All other (each country individually less than 5% of total property, plant and equipment, net)	28	46	43
Total	$268	$262	$247

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
Earnings from operations before income taxes for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
United States	$555	$484	$528
Non-U.S.	531	612	585
Total	$1,086	$1,096	$1,113
The provision for income taxes from operations for the years ended December 31 were as follows:

($ in millions)	2024	2023	2022
Current:
Federal U.S.	$116	$86	$107
Non-U.S.	184	169	177
State and local	27	27	28
Deferred:
Federal U.S.	(45)	(19)	(22)
Non-U.S.	(29)	(4)	(17)
State and local	—	(2)	(5)
Income tax provision	$253	$257	$268
The Company has earnings that have been taxed previously in the United States (“PTEP”) as of December 31, 2024 which can be repatriated subject to foreign withholding and U.S. state income taxes. The Company intends to permanently reinvest its earnings in non-U.S. operations except to the extent of PTEP. The potential tax implications of repatriating unremitted earnings are driven by the facts at the time of distribution. The incremental cost to repatriate these earnings is not expected to be material.
The effective income tax rate from operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	2.0	1.9	1.7
Non-U.S. rate differential	2.1	3.5	2.7
US Taxation of Foreign Earnings	(4.2)	(2.1)	(1.5)
Change in uncertain tax positions	3.2	—	1.0
R&D and other tax credits	(0.9)	(1.3)	(0.3)
Other	0.7	1.0	0.1
Net excess tax benefits from stock-based compensation	(0.6)	(0.6)	(0.6)
Effective income tax rate	23.3%	23.4%	24.1%

The Company’s effective tax rate for 2024, 2023 and 2022 differs from the U.S. federal statutory rate of 21.0%, due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, state taxes, as well as the impact of the following:
•The effective tax rate of 23.3% in 2024 includes net tax provisions primarily related to changes in estimates associated with prior period uncertain tax positions and audit settlements partially offset by excess tax benefits from stock-based compensation. This increased the reported rate on a net basis by 0.6%. It also includes a 0.3% unfavorable impact of a non-deductible loss on the sale of a product line.
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
Significant components of the Company’s deferred tax assets and liabilities from operations at the end of each fiscal year were as follows:

($ in millions)	2024	2023
Deferred tax assets:
Allowance for credit losses	$6	$6
Inventories	18	18
Employee benefit plans	8	7
Other accruals and prepayments	112	79
Stock-based compensation expense	17	14
Operating lease liabilities	37	31
Capitalized research and development costs	86	46
Tax credit, operating loss and capital loss carryforwards	57	34
Net Investment Hedge	—	4
Valuation allowances	(32)	(29)
Total deferred tax assets	309	210
Deferred tax liabilities:
Depreciation	(13)	(12)
Operating lease right-of-use assets	(35)	(29)
Goodwill and other intangible assets	(270)	(242)
Net investment hedge	(3)	—
Total deferred tax liability	(321)	(283)
Net deferred tax liability	$(12)	$(73)
Deferred tax assets and deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The valuation allowances in 2024 and 2023 are primarily attributable to foreign net operating loss carryforwards.
As of December 31, 2024, our U.S. and non-U.S. net operating loss carryforwards totaled $224 million, of which $96 million is related to federal and state net operating loss carryforwards, and $128 million related to non-U.S. net operating loss carryforwards. Certain of these losses can be carried forward indefinitely and others can be carried forward to various dates from 2025 through 2044.
The Company recognizes tax benefits from uncertain tax positions only if, in its assessment, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (i) a tax audit is completed; (ii) applicable tax laws change, including a tax case ruling or legislative guidance; or (iii) the applicable statute of limitations expires.
As of December 31, 2024, tax benefits totaled $156 million ($116 million, net of the impact of $66 million of indirect tax benefits offset by $26 million associated with potential interest and penalties). As of December 31, 2023, gross unrecognized tax benefits totaled $97 million ($82 million, net of the impact of $34 million of indirect tax benefits offset by $19 million associated with potential interest and penalties). The Company recognized approximately $7 million of net tax expense from potential interest and penalties during 2024, $1 million of net tax benefits from the reversal of potential interest and penalties during 2023, and $2 million of net tax expense from potential interest and penalties during 2022 associated with uncertain tax positions. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 11.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows:

($ in millions)	2024	2023	2022
Unrecognized tax benefits, beginning of year	$97	$94	$81
Additions based on tax positions related to the current year	46	—	8
Additions for tax positions of prior years	15	2	11
Reductions for tax positions of prior years	—	2	—
Acquisitions, divestitures and other	—	4	—
Statute of limitations expirations	(1)	(1)	(1)
Settlements	—	(4)	(4)
Effect of foreign currency translation	(1)	—	(1)
Unrecognized tax benefits, end of year	$156	$97	$94
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
The Company conducts business globally, and the Former Parent filed numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, the Netherlands and the United Kingdom. Excluding these non-U.S. jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated and Combined Financial Statements given the geographic dispersion of the Company’s income.
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
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return was filed during October 2024 for the short taxable year September 30, 2023 through December 31, 2023. The Company expects to file its first full year

U.S. federal income tax return for 2024 with the Internal Revenue Service (“IRS”) during 2025. The IRS has not yet begun an examination of the Company. The Company’s operations in certain U.S. states and foreign jurisdictions remain subject to routine examination.
NOTE 7. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net:

($ in millions)	2024	2023	2022
Other components of net periodic benefit costs	$1	$1	$1
Unrealized investment losses	—	(15)	—
Loss on product line dispositions, net	(10)	—	—
Total other income (expense), net	$(9)	$(14)	$1
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
Loss on Product Line Dispositions, net
During 2024, the Company divested two product lines and recorded a $10 million net loss associated with the sales that is presented in other income (expense), net. The divestiture of these product lines were recorded in the Water Quality segment. The divestitures did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore are not reported as discontinued operations.
Impairment of Equity Method Investments
During 2023, the Company recorded an impairment of $15 million related to an equity method investment, which is reflected in other income (expense), net.
NOTE 8. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 15 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2024 and 2023. Right-of-use (“ROU”) assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

The Consolidated and Combined Financial Statements include the following amounts related to operating leases where the Company is the lessee:

($ in millions)	2024	2023	2022
Consolidated and Combined Statements of Earnings
Fixed operating lease expense (a)	$51	$43	$40
Variable operating lease expense	18	12	13
Total operating lease expense	$69	$55	$53

Consolidated and Combined Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$49	$41	$40
ROU assets obtained in exchange for operating lease obligations	47	52	24

Consolidated Balance Sheets		December 31, 2024	December 31, 2023
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$159	$144

Operating lease liabilities - current	Accrued expenses and other liabilities	$39	$33
Operating lease liabilities - long-term	Other long-term liabilities	129	115
Total operating lease liabilities		$168	$148

Weighted average remaining lease term		7 years	8 years
Weighted average discount rate		4.6%	4.1%
(a) Includes short-term leases and sublease income, both of which were immaterial.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024 ($ in millions):

2025	$45
2026	36
2027	27
2028	19
2029	15
Thereafter	55
Total operating lease payments	197
Less: imputed interest	(29)
Total operating lease liabilities	$168
As of December 31, 2024, the Company had no additional significant operating or finance leases that had not yet commenced.

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
As of December 31, 2024, the Company had three reporting units for goodwill impairment testing. As of the date of the 2024 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $548 million to approximately $1.3 billion. No goodwill impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022 and no “triggering” events have occurred subsequent to the performance of the 2024 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment:

($ in millions)	Water Quality	Product Quality & Innovation	Total
Balance, January 1, 2023	$1,277	$1,199	$2,476
Adjustments due to finalization of purchase price allocations	—	2	2
Foreign currency translation and other	28	27	55
Balance, December 31, 2023	1,305	1,228	2,533
Attributable to 2024 acquisitions	—	243	243
Foreign currency translation and other	(49)	(34)	(83)
Balance, December 31, 2024	$1,256	$1,437	$2,693
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31:

	2024		2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Customer relationships	$631	$(510)	$595	$(502)
Patents, technology and other intangibles	355	(246)	277	(246)
Total finite-lived intangibles	986	(756)	872	(748)
Indefinite-lived intangibles:
Trademarks and trade names	305	—	303	—
Total intangibles	$1,291	$(756)	$1,175	$(748)
During 2024 and 2022, the Company acquired finite-lived intangible assets, consisting primarily of trade names, developed technology and customer relationships. Refer to Note 2 for additional information on the intangible assets acquired. There were no such acquisitions during 2023.

The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The Company identified impairment triggers during the second and third quarters of 2023 and the second quarter of 2022 which resulted in the impairment charges of certain long-lived assets, including technology, customer relationships and trade names. In 2023, and 2022, the Company recorded impairment charges totaling $12 million, and $9 million, respectively, related to these long-lived assets in selling, general and administrative expenses in the Consolidated and Combined Statements of Earnings. There were no impairment charges recorded during 2024.
Total intangible amortization expense in 2024, 2023 and 2022 was $38 million, $48 million and $50 million, respectively. Based on the intangible assets recorded as of December 31, 2024, amortization expense is estimated to be approximately $35 million during 2025, $34 million during 2026, $30 million during 2027, $26 million during 2028 and $24 million during 2029.

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
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024
Deferred compensation liabilities	$32	$—	$—	$32
December 31, 2023
Deferred compensation liabilities	$23	$—	$—	$23
Certain management employees participate in the Company’s nonqualified deferred compensation programs, which permits such employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment. All amounts deferred under such plans are unfunded, unsecured obligations and are presented as a component of the compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s defined contribution plans for the benefit of U.S. employees (“401(k) Programs”) (except that the earnings rates for amounts contributed unilaterally by the Company are entirely based on changes in the value of the Company’s common stock). Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows:

	2024		2023
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,599	$2,638	$2,629	$2,710
As of December 31, 2024, long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the occurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 14 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 11. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2024		2023
($ in millions)	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$244	$29	$184	$44
Deferred revenue	237	17	208	15
Taxes, income and other	77	295	139	185
Operating lease liabilities	39	129	33	115
Other	253	47	270	51
Total	$850	$517	$834	$410
Other category above primarily includes accruals related to sales and product allowances, pension and postretirement benefits, interest payable, dividends payable, and warranty reserves.
NOTE 12. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	2024	2023
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the “2026 Notes”)	$697	$696
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the “2028 Notes”)	696	695
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the “2031 Notes”)	513	546
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	692
Long-term debt	$2,599	$2,629
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
Interest payments on the U.S. Dollar Notes are due semi-annually until maturity. Interest payments on the Euro Notes are due annually until maturity. In the event of a change in control and a related downgrade of the ratings of the U.S. Dollar Notes and Euro Notes (collectively, the "Notes") below investment grade, the indentures governing the Notes requires that the Company make an offer to each holder of the Notes to repurchase all or any part of that holder's notes at a repurchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus any accrued and unpaid interest. The indentures also include a limitation on liens incurred by the Company and its wholly owned U.S. subsidiaries. The indentures do not restrict the Company or its subsidiaries from incurring indebtedness, nor does it require any financial covenants. All the covenants are subject to a number of exceptions, limitations, and qualifications.
Upon issuance, the Notes became guaranteed by Danaher. Following the completion of the Separation on September 30, 2023, Danaher was automatically and unconditionally released and discharged from all obligations under its guarantees.
The Company recorded $24 million of debt discounts and debt issuance costs related to the Notes. Debt issuance costs are presented as a reduction of debt in the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Unamortized debt discounts and debt issuance costs totaled $19 million and $24 million as of December 31, 2024 and 2023, respectively.
The proceeds of the Notes were distributed to Danaher during September as partial consideration for the net assets contributed to Veralto in advance of the Separation on September 30, 2023.

Registration Rights Agreement
In connection with the issuance of the Notes, the Company entered into a registration rights agreement, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of Notes for registered notes (“Registered Notes”) with substantially identical terms (“Exchange Offer”). Accordingly, on July 26, 2024, the Company filed a Form S-4 with the SEC (the “Registration Statement”), which Registration Statement was declared effective on August 5, 2024. On August 5, 2024, the Company launched the Exchange Offer, which expired on September 3, 2024. Substantially all Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
Credit Facility
On August 31, 2023, the Company entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Credit Facility”). There were no outstanding amounts under the Credit Facility as of December 31, 2024. The Credit Facility includes an alternative currency sublimit up to an amount equal to 90% of the aggregate commitments and a $100 million swingline sublimit and provides for the issuance of swing loans.
Borrowings under the Credit Facility bear interest at the Company’s option as follows: (i) in the case of borrowings denominated in U.S. dollars, (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the Term SOFR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating); and (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Credit Agreement) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1.0%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on one-month interest period plus 1.0%) and (d) 1.0%, plus in each case the Applicable Rate (a margin of between 0.0 to 30.0 basis points, depending on the Company’s long-term debt credit rating); and (ii) in the case of borrowings denominated in euros, Alternative Currency Loans (as defined in the Credit Agreement) bear interest at EURIBOR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating). In addition, the Company is required to pay a per annum facility fee of between 8.0 and 20.0 basis points (depending on the Company’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage. The Company’s current credit rating as of December 31, 2024 is Baa1/BBB and the associated facility fee is 9.0 basis points.
The Credit Facility contains affirmative and negative covenants customary to financings of this type that, among other things, limits the Company and its subsidiaries’ ability to incur additional liens and to make certain fundamental changes. In addition, the Credit Facility contains a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio of 3.75:1.00 that will be tested quarterly. The maximum consolidated net leverage ratio will be increased to 4.25:1.00 for the four consecutive full fiscal quarters immediately following the consummation of any material acquisition. The Company intends to use the Credit Facility for liquidity support for the Company’s commercial paper programs and for general corporate purposes. Outstanding commercial paper directly reduces borrowing capacity under the Credit Facility. There were no amounts outstanding under the commercial paper program as of December 31, 2024.
Debt issuance costs related to the credit facility were not material.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2025	$—
2026	700
2027	—
2028	700
2029	—
Thereafter	1,218

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
The following table summarizes the notional values as of December 31, 2024 and 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the year then ended:

($ in millions)	Notional Amount Outstanding	Gain Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2024:
Net investment hedges:
Foreign currency denominated debt	$513	$34	$—

Year ended December 31, 2023:
Net investment hedges:
Foreign currency denominated debt	$546	$(19)	$—
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 17, as these items are attributable to the Company’s hedges of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the years ended December 31, 2024 or December 31, 2023. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the years ended December 31, 2024 or December 31, 2023 and, should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Consolidated Balance Sheets within Long-term debt as of December 31, 2024 and 2023.
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

The following sets forth the funded status of the Company's plans as of the most recent actuarial valuations using measurement dates of December 31:

($ in millions)	2024	2023
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(171)	$(142)
Service cost	(5)	(5)
Interest cost	(4)	(4)
Participant contributions	(2)	(2)
Plan settlements and curtailments	9	—
Benefits and other expenses paid	5	6
Actuarial (loss) gain	(4)	(14)
Foreign exchange rate impact and other	10	(10)
Benefit obligation at end of year	(162)	(171)
Change in plan assets:
Fair value of plan assets at beginning of year	135	124
Actual return on plan assets	3	1
Employer contributions	6	5
Participant contributions	2	2
Settlements	(7)	—
Benefits and other expenses paid	(5)	(6)
Foreign exchange rate impact	(7)	9
Fair value of plan assets at end of year	127	135
Funded status	$(35)	$(36)
The largest contributor to the net actuarial loss affecting the benefit obligation in 2024 was a decrease in the 2024 discount rate compared to the prior period. The largest contributor to the net actuarial loss affecting the benefit obligation in 2023 was a decrease in the 2023 discount rates compared to the prior period.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBOs in excess of plan assets:

($ in millions)	2024	2023
Projected benefit obligation	$162	$171
Fair value of plan assets	127	135
The year-over-year change in the amounts above reflects the benefit plans with a PBO in excess of the fair value of plan assets.
Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans and postretirement benefit plans with ABOs in excess of plan assets:

($ in millions)	2024	2023
Accumulated benefit obligation	$149	$157
Fair value of plan assets	127	135
The year-over-year change in the amounts above reflects the benefit plans with an ABO in excess of the fair value of plan assets.

Weighted average assumptions used to determine benefit obligations at date of measurement:

	2024	2023
Discount rate	1.7%	2.0%
Rate of compensation increase	2.2%	2.5%
In 2024, the medical trend rate used to determine the postretirement benefit obligation was 7.7%. The rate decreases gradually to an ultimate rate of 4.0% by 2049 and remains at that level thereafter. In 2023, the medical trend rate used to determine the postretirement benefit obligation was 5.9%, gradually decreasing to an ultimate rate of 4.0% by 2048 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost):

($ in millions)	2024	2023
Service cost	$(5)	$(5)
Interest cost	(4)	(4)
Expected return on plan assets	4	4
Amortization of prior service credit	1	1
Amortization of net loss	—	—
Settlement and curtailment gain	2	—
Net periodic pension cost	$(2)	$(4)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans other than service cost are included in other income (expense), net in the Consolidated and Combined Statements of Earnings.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

($ in millions)	2024	2023
Discount rate	2.0%	2.9%
Expected long-term return on plan assets	3.1%	3.1%
Rate of compensation increase	2.5%	2.5%
The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year.
Included in accumulated other comprehensive income (loss) as of December 31, 2024 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $6 million ($5 million, after-tax) and unrecognized actuarial gains of approximately $11 million ($9 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2024.
Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 2.0% to 3.3% in 2024 and 2023, with a weighted average rate of return assumption of 3.1% in 2024 and 2023.
Pension Plan Assets
The Company’s pension plan assets are invested in various insurance contracts as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the Consolidated and Combined Financial Statements.

Insurance contracts are valued based upon the quoted prices of the underlying investments with the insurance company and are considered a Level 2 investment. The fair value of plan assets as of December 31, 2024 and 2023 was $127 million and $135 million, respectively.
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
Expected Contributions
During 2025, the Company’s cash contribution requirements for its pension plans are expected to be approximately $5 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

2025	$7
2026	7
2027	7
2028	10
2029	10
2030 - 2034	44
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
Expense for all defined benefit and defined contribution pension plans amounted to $63 million, $52 million and $44 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 15. COMMITMENTS
Warranties
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of December 31, 2024 and 2023, the Company had accrued warranty liabilities of $30 million and $34 million, respectively.
Purchase Obligations
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2024, the aggregate amount of the Company’s purchase obligations totaled approximately $184 million and the majority of these obligations are expected to be settled during 2025.
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
While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, cyber, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.
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
In addition, the Company’s operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of Veralto employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
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

As of December 31, 2024, the Company had approximately $124 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on its Consolidated and Combined Financial Statements.
NOTE 17. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stock-Based Compensation
In connection with the Separation, the Company adopted the 2023 Omnibus Incentive Plan (the “Stock Plan”) and outstanding equity awards of Danaher held by Veralto employees were converted into or replaced with awards of Veralto common stock under the Stock Plan based on the “concentration method,” and as adjusted to maintain the economic value before and after the Separation date using the ratio of the Veralto common stock fair market value relative to the Danaher common stock fair market value prior to the Separation. The incremental stock-based compensation expense recorded as a result of this equity award conversion is $10 million, with $7 million recognized after the Separation in the fourth quarter of 2023 and an additional $3 million recognized over the remaining service period. For each equity award holder, the intent was to maintain the economic value of the equity awards before and after the Separation. The terms of the equity awards, such as the award period, exercisability and vesting schedule, as applicable, generally continue unchanged. Other than converted or replacement equity awards of Veralto issued in replacement of the Former Parent’s RSUs and stock options, the terms of the converted or replacement equity awards of Veralto (e.g., vesting date and expiration date) continued unchanged.
The Stock Plan provides for the grant of stock options, PSUs, and RSUs, among other types of awards. A total of 22 million shares of Veralto common stock have been authorized for issuance under the Stock Plan. As of December 31, 2024, approximately 14 million shares of common stock remain available for issuance under the Stock Plan.
Stock options under the Stock Plan generally vest pro rata over a four-year or five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors. The Company’s executive officers, non-employee directors, and certain other employees may be awarded stock options with different vesting criteria. Exercise prices for stock options granted under the Stock Plan are generally equal to the closing price of Veralto’s common stock on the New York Stock Exchange on the date of grant, while stock options issued as conversion awards in connection with the Separation from Danaher were priced to maintain the economic value before and after the Separation.
RSUs granted under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees generally vest pro rata over a four-year or five-year period, although certain employees and non-employee directors may be awarded RSUs with different time-based vesting criteria. Certain members of senior management may also be awarded incremental RSUs subject to performance-based vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding.
PSUs granted under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder and will vest at 0% to 200% of the target share amount based on achievement of performance targets. The performance targets are based on a mix of both achievement of an internal growth metric and the Company’s total shareholder return ranking, both over a performance period of approximately three years. PSUs issued are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSUs are not considered issued and outstanding.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2024	2023
Risk-free interest rate	4.0 – 4.5%	4.6 – 4.7%
Weighted average volatility	33.0 – 36.1%	32.7% – 35.7%
Dividend yield	0.4% – 0.5%	—%
Expected years until exercise	5 – 7	5 – 7
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term. Expected volatility is based on the average historical stock price volatility of a group of peer companies for the expected term of the option. The dividend yield is calculated by dividing the Company’s annual common stock dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. To estimate the option exercise timing used in the valuation model (which impacts the risk-free interest rate and the expected years until exercise), in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise experience for previously granted options. The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods, as indicated by the ranges set forth in the table above for the risk-free interest rate and the expected years until exercise.
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
The Company’s total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $65 million, $55 million, and $41 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Earnings. As of December 31, 2024, $38 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately 2 years. As of December 31, 2024, $37 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2 years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans:

(in millions, except weighted average exercise price and number of years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	—	$—
Awards converted from Former Parent plan	5.7	58.22
Granted	0.1	77.53
Exercised	(0.1)	31.81
Cancelled/forfeited	(0.1)	78.05
Outstanding as of December 31, 2023	5.6	58.93	6.3	$141
Granted	0.9	89.15
Exercised	(0.8)	41.36
Cancelled/forfeited	(0.3)	81.69
Outstanding as of December 31, 2024	5.4	$65.52	6	$199
Vested and expected to vest as of December 31, 2024 (a)	5.4	$65.18	5	$197
Vested as of December 31, 2024	3.1	$51.72	4	$154
(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The weighted average per share grant-date fair values of options granted during 2024 and 2023 was $33.90 and $34.52, respectively.
Options outstanding as of December 31, 2024 are summarized below:

(in millions, except price per share and number of years)	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$19.35 to $37.91	1.1	$28.62	2	1.1	$28.62
$37.92 to $62.92	1.1	45.65	4	1.0	44.77
$62.93 to $83.22	0.9	75.32	6	0.4	74.13
$83.23 to $90.31	1.5	84.95	8	0.2	83.57
$90.32 to $102.68	0.8	93.80	7	0.4	93.54
The aggregate intrinsic value of options exercised during the year ended December 31, 2024 was $47 million. Exercise of options during the year ended December 31, 2024 resulted in net cash receipts of $34 million. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $8 million in 2024 related to the exercise of employee stock options.

The following summarizes information on unvested RSU activity:

(in millions, except weighted average grant-date fair value)	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2022	—	$—
Awards from Former Parent plan	1.0	76.38
Granted	0.1	76.19
Vested	(0.1)	80.20
Forfeited	—	77.93
Unvested as of December 31, 2023	1.0	76.23
Granted	0.5	95.60
Vested	(0.4)	71.07
Forfeited	(0.1)	81.19
Unvested as of December 31, 2024	1.0	$86.45
The tax benefit of $5 million related to the vesting of RSUs for the year ended December 31, 2024 has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated and Combined Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2024, 108 thousand shares with an aggregate value of $10 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated and Combined Statements of Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the Consolidated and Combined Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below.

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2022	$(868)	$—	$(19)		$(887)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(100)	—	40		(60)
Income tax impact	—	—	(7)		(7)
Other comprehensive income (loss) before reclassifications, net of income taxes	(100)	—	33		(67)
Reclassification adjustments
Increase (decrease)	—	—	—	(a)	—
Income tax impact	—	—	—		—
Reclassification adjustments, net of income taxes	—	—	—		—
Net other comprehensive income (loss), net of income taxes	(100)	—	33		(67)
Balance, December 31, 2022	(968)	—	14		(954)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	29	(19)	(18)		(8)
Income tax impact	—	5	2		7
Other comprehensive income (loss) before reclassifications, net of income taxes	29	(14)	(16)		(1)
Reclassification adjustments
Increase	—	—	1	(a)	1
Income tax impact	—	—	—		—
Reclassification adjustments, net of income taxes	—	—	1		1
Net other comprehensive income (loss), net of income taxes	29	(14)	(15)		—
Balance, December 31, 2023	(939)	(14)	(1)		(954)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(139)	34	—		(105)
Income tax impact	—	(8)	—		(8)
Other comprehensive income (loss) before reclassifications, net of income taxes	(139)	26	—		(113)
Reclassification adjustments
Increase (decrease)	—	—	(5)	(a)	(5)
Income tax impact	—	—	1		1
Reclassification adjustments, net of income taxes	—	—	(4)		(4)
Net other comprehensive income (loss), net of income taxes	(139)	26	(4)		(117)
Balance, December 31, 2024	$(1,078)	$12	$(5)		$(1,071)
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
The employee matters agreement provides that, following the distribution, Veralto’s employees generally will no longer participate in benefit plans sponsored or maintained by Danaher but commenced participation in Veralto’s benefit plans, which are generally similar to the existing Danaher benefit plans, with the exception of Veralto employees participating in certain Danaher U.S. and Canadian health and welfare plans, who continued to participate in such plans through January 1, 2024.
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
Tax Matters Agreement
In connection with the separation and distribution, Veralto and Danaher entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the agreement, Veralto is responsible for any U.S. federal, state, local or foreign taxes (and any related interest, penalties or audit adjustments) imposed with respect to tax returns that include only Veralto and/or any of its subsidiaries for any periods or portions thereof ending on or prior to the consummation of the separation and distribution. Danaher retains responsibility for any U.S. federal, state, local or foreign taxes (and any related interest, penalties or audit adjustments) imposed with respect to tax returns that include Danaher or any of its subsidiaries and Veralto and/or any of its subsidiaries for periods or portions thereof prior to the consummation of the separation and distribution.
Neither party’s obligations under the agreement is limited in amount or subject to any cap. The agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the agreement provides for cooperation and information sharing with respect to tax matters.
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
Veralto also agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the distribution and separation. Veralto may take certain actions prohibited by these covenants only if Veralto obtains and provides to Danaher an opinion from a U.S. tax counsel or accountant of recognized national standing, in either case reasonably satisfactory to Danaher, to the effect that such action would not jeopardize the tax-free status of these transactions, or if Veralto obtains prior written consent of Danaher, in its sole and absolute discretion, waiving such requirement. Veralto is barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of these transactions, for all relevant time periods. In addition, during the time period ending two years after the date of the distribution these covenants include specific restrictions on Veralto:
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
Veralto agreed to indemnify Danaher and its affiliates against any and all tax-related liabilities incurred by them relating to the distribution and certain other aspects of the separation to the extent caused by an acquisition of Veralto stock or assets or by any other action undertaken by Veralto. This indemnification applies even if Danaher has permitted Veralto to take an action that would otherwise have been prohibited under the tax related covenants described above. Veralto’s potential indemnification obligation cannot be estimated with certainty because it depends in part on the fair market value of the Veralto common stock distributed in the distribution, but it could materially adversely affect Veralto’s financial position.
Intellectual Property Matters Agreement
Veralto and Danaher entered into an intellectual property matters agreement pursuant to which Danaher has granted Veralto a non-exclusive, fully paid-up, irrevocable, sublicensable (subject to the restriction below), worldwide and royalty-free license to use certain intellectual property rights retained by Danaher. Veralto is able to sublicense its rights in connection with activities relating to Veralto’s and its affiliates business, but not for independent use by third parties.
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
Veralto Enterprise System License Agreement
Veralto and Danaher entered into a VES license agreement pursuant to which Danaher granted a nonexclusive, worldwide, non-transferable, perpetual license to Veralto to use, modify, enhance and improve VES solely in support of its businesses. Veralto is able to sublicense such license solely to direct and indirect, wholly-owned subsidiaries (but only as long as such entities remain direct and indirect, wholly-owned subsidiaries) and to third parties to the extent reasonably necessary to support the businesses of Veralto and its subsidiaries and subject to appropriate confidentiality and non-use obligations. In addition, each of Danaher and Veralto will license to each other improvements made by such party to VES during the first two years of the term of the VES license agreement. The term period for the VES license agreement is perpetual, unless terminated earlier by either party.

Transition Services Agreement
Danaher and Veralto entered into a transition services agreement that became effective upon the distribution, pursuant to which Danaher and its subsidiaries and Veralto and its subsidiaries provide to each other various services. The services provided include information technology, facilities, certain accounting and other financial functions, and administrative services. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service, plus, in some cases, the allocated indirect costs of providing the services, generally without profit.
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
Corporate Expenses
Certain corporate overhead and shared expenses incurred by Danaher and its subsidiaries have been allocated to the Company and are reflected in the Consolidated and Combined Statements of Earnings. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support Danaher information technology infrastructure, facilities, compliance, human resources, marketing and legal functions and financial management and transaction processing including public company reporting, consolidated tax filings and tax planning, Danaher benefit plan administration, risk management and consolidated treasury services, certain employee benefits and incentives, and stock based compensation administration. These costs are allocated using methodologies that management believes are reasonable for the item being allocated. Allocation methodologies include the Company’s relative share of revenues, headcount, or functional spend as a percentage of the total.
Corporate expenses allocated to Veralto from Danaher and its subsidiaries for the years ended December 31, 2023 and 2022 were $42 million and $49 million, respectively. Following the Separation, the Company independently incurs expenses as a stand-alone company and no expenses are allocated by Danaher.
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
Included within the insurance cost allocation are allocations related to programs for which Danaher is self-insured up to a certain amount. For the self-insured component, costs are allocated to the Company based on its incurred claims. Danaher has premium based policies which cover amounts in excess of the self-insured retentions. The Company is allocated a portion of the total insurance cost incurred by the Danaher based on its pro-rata portion of the Danaher’s total underlying exposure base. An estimated liability relating to the Company’s known and incurred but not reported claims has been allocated to the Company and reflected on the accompanying Consolidated Balance Sheets.

Insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for the years ended December 31, 2023 and 2022 were $8 million and $7 million, respectively.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs the Danaher administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Medical insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for the years ended December 31, 2023 and 2022 were $88 million and $87 million, respectively.
Deferred Compensation Program Administered by Danaher
Refer to Note 10 for information regarding the deferred compensation program. In connection with the Separation, the Company established a similar independent, nonqualified deferred compensation program.
Deferred compensation program expenses incurred for the years ended December 31, 2023 and 2022 was $3 million.
Revenue and Other Transactions Entered Into In the Ordinary Course of Business
Prior to the Separation, the Company operated as part of Danaher and not as a stand-alone company and certain of its revenue arrangements related to contracts entered into in the ordinary course of business with Danaher and its affiliates.
Veralto recorded revenues of $21 million and $24 million from sales to Danaher and its subsidiaries during the nine months ended September 29, 2023 and the year ended December 31, 2022, respectively. Following the Separation, Veralto continues to enter into revenue arrangements in the ordinary course of business with Danaher and its subsidiaries, although certain agreements were entered into or terminated as a result of the Separation. During the three months ended December 31, 2023 following the Separation, sales to Danaher and its subsidiaries were $7 million. During the year ended December 31, 2024, sales to Danaher and its subsidiaries were $21 million.
In addition to transactions entered into in the ordinary course of business, the Company made net payments of approximately $16 million and $10 million during the years ended December 31, 2024 and 2023, respectively, in accordance with the transition services agreement for various services provided to the Company by Danaher.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting are included in Item 8. Financial Statements and Supplementary Data, under the headings “Report of Management on Veralto Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in our internal control over financial reporting that occurred during the most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Director and Officer Trading Arrangements
On November 7, 2024, Jennifer L. Honeycutt, Veralto’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 54,408 shares of common stock, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on October 29, 2025, or when all of the shares under the plan are sold.
On November 25, 2024, Surekha Trivedi, Veralto’s Senior Vice President, Strategy and Sustainability, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 4,111 shares of common stock, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on November 14, 2025, or when all of the shares under the plan are sold.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2025 annual meeting of shareholders.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Veralto’s executive officers as of February 4, 2025. All of Veralto’s executive officers hold office at the pleasure of Veralto’s Board of Directors. Unless otherwise stated, the positions indicated are Veralto positions.

Name	Age	Position
Jennifer L. Honeycutt	55	President and Chief Executive Officer; Director
Sameer Ralhan	51	Senior Vice President and Chief Financial Officer
Melissa Aquino	53	Senior Vice President, Water Quality
Mattias Byström	52	Senior Vice President, Product Quality & Innovation
Surekha Trivedi	50	Senior Vice President, Strategy & Sustainability
Lesley Beneteau	52	Senior Vice President, Human Resources
Sylvia Stein	58	Senior Vice President and General Counsel
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
Lesley Beneteau serves as Veralto’s Senior Vice President and Chief Human Resources Officer, and has held a variety of positions since joining Danaher in 2010 including most recently as Vice President, Talent Management of Danaher since November 2015.
Sylvia Stein serves as Veralto’s Senior Vice President and Chief Legal Officer. Prior to joining Danaher in June 2023, Ms. Stein served as Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Modine Manufacturing Company, a thermal management company, from January 2018 to June 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information (other than the Pay Versus Performance disclosure) and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2025 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed” and the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Veralto Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2025 annual meeting of shareholders (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2025 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Boston, Massachusetts, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2025 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 95 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	101

EXHIBIT INDEX

Exhibit Number	Description
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

4.5	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.5 to Veralto Corporation’s Annual Report on Form 10-K filed February 28, 2024)
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

10.11
Credit Agreement, dated as of August 31, 2023, by and among Veralto Corporation, certain subsidiaries of Veralto Corporation, Bank of America, N.A., as administrative agent and Bank of America, N.A. as lender and swing line lender (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.12
Form of Veralto Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.13
Offer of Employment Letter, dated as of January 27, 2023, between Danaher Corporation and Jennifer Honeycutt (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.14
Offer of Employment Letter, dated as of May 12, 2023, between DH EAS Employment LLC and Sameer Ralhan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.15
Offer of Employment Letter, dated as of January 6, 2023, between Danaher Corporation and Melissa Aquino (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.16
Employment Agreement, dated as of December 21, 2021, between VTI Sweden AB and Mattias Byström (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.17
Offer of Employment Letter, dated as of April 10, 2023, between Veralto Corporation and Sylvia Stein* (incorporated by reference to Exhibit 10.17 to Veralto Corporation’s Annual Report on Form 10-K filed February 28, 2024)

10.18
Amendment to Employment Agreement, dated as of May 5, 2023, between VTI Sweden AB and Mattias Byström (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.19
Offer of Employment Letter, dated as of February 27, 2023, between Danaher Corporation and Surekha Trivedi (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.20	Form of Veralto Corporation Stock Option Agreement
10.21	Form of Veralto Corporation Restricted Stock Unit Agreement
10.22	Form of Veralto Corporation Performance Stock Unit Agreement
10.23
Form of Veralto Retirement Savings Plan (incorporated by reference to Exhibit 10.5 to Amendment 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-274789), filed with the Commission on February 28, 2024)

10.24	Form of Veralto Corporation Stock Option Agreement for Non-Employee Directors
10.25	Form of Veralto Corporation Restricted Stock Unit Agreement for Non-Employee Directors
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

10.29	First Amendment to Veralto Corporation Senior Leaders Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Form 8-K filed December 15, 2023)
10.30	Second Amendment to the Senior Leaders Severance Pay Plan of Veralto Corporation and its Affiliated Companies
19.1	Veralto Corporation Insider Trading Policy
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Clawback Policy, Pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (incorporated by reference to Exhibit 97.1 to Veralto Corporation’s Annual Report on Form 10-K filed February 28, 2024)

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

VERALTO CORPORATION

Date:	February 25, 2025	By:	/s/ JENNIFER L. HONEYCUTT
Jennifer L. Honeycutt
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ LINDA FILLER	February 25, 2025
Linda Filler
Chair of the Board

/s/ JENNIFER L. HONEYCUTT	February 25, 2025
Jennifer L. Honeycutt
President, Chief Executive Officer and Director

/s/ SAMEER RALHAN	February 25, 2025
Sameer Ralhan
Senior Vice President and Chief Financial Officer

/s/ BERNARD M. SKEETE	February 25, 2025
Bernard M. Skeete
Vice President and Chief Accounting Officer

/s/ FRANÇOISE COLPRON	February 25, 2025
Françoise Colpron
Director

/s/ DANIEL L. COMAS	February 25, 2025
Daniel L. Comas
Director

/s/ SHYAM P. KAMBEYANDA	February 25, 2025
Shyam P. Kambeyanda
Director

/s/ WILLIAM H. KING	February 25, 2025
William H. King
Director

/s/ WALTER G. LOHR, JR.	February 25, 2025
Walter G. Lohr, Jr.
Director

/s/ HEATH A. MITTS	February 25, 2025
Heath A. Mitts
Director

/s/ VIJAY SANKARAN	February 25, 2025
Vijay Sankaran
Director

/s/ JOHN T. SCHWIETERS	February 25, 2025
John T. Schwieters
Director

/s/ CINDY L. WALLIS-LAGE	February 25, 2025
Cindy L. Wallis-Lage
Director

/s/ THOMAS L. WILLIAMS	February 25, 2025
Thomas L. Williams
Director

VERALTO CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2024:
Allowances deducted from asset account
Allowance for credit losses	$37	9	(1)	(6)	$39
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for credit losses	$36	10	—	(9)	$37
Year ended December 31, 2022:
Allowances deducted from asset account
Allowance for credit losses	$36	9	(1)	(8)	$36
(a) Amounts include allowance for credit losses classified as current and noncurrent.