Form 10-Q
period 2025-04-04
Veralto Corp
filed 2025-04-30
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 22, 2025 was 247,861,167.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	April 4, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,239	$1,101
Trade accounts receivable, less allowance for credit losses of $37 as of both dates	832	812
Inventories:
Finished goods	141	122
Work in process	43	39
Raw materials	126	127
Total inventories	310	288
Prepaid expenses and other current assets	177	186
Total current assets	2,558	2,387
Property, plant and equipment, net of accumulated depreciation of $494 and $485, respectively	274	268
Other long-term assets	544	523
Goodwill	2,738	2,693
Other intangible assets, net	531	535
Total assets	$6,645	$6,406
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$407	$395
Accrued expenses and other liabilities	763	850
Total current liabilities	1,170	1,245
Other long-term liabilities	536	517
Long-term debt	2,630	2,599
Stockholders' Equity:
Preferred stock - $0.01 par value as of April 4, 2025 and December 31, 2024, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value as of April 4, 2025 and December 31, 2024, 1.0 billion shares authorized as of both dates; and 247.8 million and 247.4 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,199	2,190
Retained earnings	1,114	917
Accumulated other comprehensive loss	(1,013)	(1,071)
Total Veralto stockholders' equity	2,302	2,038
Noncontrolling interests	7	7
Total stockholders' equity	2,309	2,045
Total liabilities and stockholders' equity	$6,645	$6,406
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	April 4, 2025	March 29, 2024
Sales	$1,332	$1,246
Cost of sales	(527)	(499)
Gross profit	805	747
Operating costs:
Selling, general and administrative expenses	(419)	(394)
Research and development expenses	(64)	(60)
Operating profit	322	293
Nonoperating income (expense):
Other income (expense), net	(6)	(15)
Interest expense, net	(27)	(28)
Earnings before income taxes	289	250
Income taxes	(64)	(66)
Net earnings	$225	$184

Net earnings per common share:
Basic	$0.91	$0.75
Diluted	$0.90	$0.74
Average common stock and common equivalent shares outstanding:
Basic	247.9	246.9
Diluted	250.1	248.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 4, 2025	March 29, 2024
Net earnings	$225	$184
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	81	(36)
Pension and post-retirement plan benefit adjustments	(1)	—
Unrealized gain (loss) on net investment hedge	(22)	9
Total other comprehensive income (loss), net of income taxes	58	(27)
Comprehensive income	$283	$157
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2024	247.4	$2	$2,190	$917	$(1,071)	$7
Net earnings for the period	—	—	—	225	—	—
Dividends declared	—	—	—	(28)	—	—
Separation related adjustments	—	—	(9)	—	—	—
Other comprehensive income (loss)	—	—	—	—	58	—
Common stock-based award activity	0.4	—	18	—	—	—
Balance, April 4, 2025	247.8	$2	$2,199	$1,114	$(1,013)	$7

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2023	246.3	$2	$2,157	$178	$(954)	$6
Net earnings for the period	—	—	—	184	—	—
Dividends declared	—	—	—	(22)	—	—
Separation related adjustments	—	—	(54)	—		—
Other comprehensive income (loss)	—	—	—	—	(27)	—
Common stock-based award activity	0.5	—	18	—	—	—
Balance, March 29, 2024	246.8	$2	$2,121	$340	$(981)	$6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 4, 2025	March 29, 2024
Cash flows from operating activities:
Net earnings	$225	$184
Noncash items:
Depreciation	10	10
Amortization of intangible assets	9	11
Stock-based compensation expense	16	15
Loss on product line dispositions	6	15
Change in trade accounts receivable, net	(9)	4
Change in inventories	(20)	(13)
Change in trade accounts payable	10	(26)
Change in prepaid expenses and other assets	(19)	(9)
Change in accrued expenses and other liabilities	(71)	(76)
Net cash provided by operating activities	157	115
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(15)	(13)
All other investing activities	4	(10)
Net cash used in investing activities	(11)	(23)
Cash flows from financing activities:
Payment of dividends	(27)	(22)
Proceeds from the issuance of common stock in connection with stock-based compensation	1	2
Net cash used in financing activities	(26)	(20)
Effect of exchange rate changes on cash and cash equivalents	18	(7)
Net change in cash and cash equivalents	138	65
Beginning balance of cash and cash equivalents	1,101	762
Ending balance of cash and cash equivalents	$1,239	$827
Supplemental disclosures:
Cash interest payments	$57	$57
Cash income tax payments	$38	$32
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
Veralto Corporation’s (“Veralto” or the “Company”) unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Its diverse group of associates and leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events and food and pharmaceutical security, and the impact of an aging workforce. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Through the Water Quality segment, the Company improves the quality and reliability of water through its leading brands including Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
Basis of Presentation—Veralto prepared the unaudited Consolidated Condensed Financial Statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the audited annual Consolidated Financial Statements as of and for the year ended December 31, 2024 and the Notes thereto included within the 2024 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of April 4, 2025 and December 31, 2024, and its results of operations for the three-month periods ended April 4, 2025 and March 29, 2024 and its cash flows for each of the quarters then ended.
There have been no changes to the Company’s significant accounting policies described within the 2024 Annual Report on Form 10-K that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
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
On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about board oversight of climate-related risks and climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition. In April 2024, the SEC voluntarily stayed the final rules pending the resolution of certain legal challenges. The Company will continue to monitor developments and analyze the potential impact of the new rules on disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024, and may be applied retrospectively with early adoption being permitted. The Company is currently assessing the impact on its annual Consolidated Financial Statements and related income tax disclosures for the year ending December 31, 2025, when the guidance will become effective.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Operating Leases—As of April 4, 2025 and December 31, 2024, operating lease right-of-use assets where the Company was the lessee were $175 million and $159 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $184 million and $168 million as of April 4, 2025 and December 31, 2024, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets are prepaid expenses of $121 million and $110 million as of April 4, 2025 and December 31, 2024, respectively.

NOTE 2. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares.
Information related to the calculation of net earnings per common share for the three-month periods ended April 4, 2025 and March 29, 2024 is summarized as follows:

	Three-Month Period Ended
($ and shares in millions, except per share amounts)	April 4, 2025	March 29, 2024
Numerator:
Net earnings	$225	$184

Denominator:
Weighted average common shares outstanding used in Basic EPS	247.9	246.9
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	2.2	1.9
Weighted average common shares outstanding used in Diluted EPS	250.1	248.8

Basic EPS	$0.91	$0.75
Diluted EPS	$0.90	$0.74

NOTE 3. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended April 4, 2025 and March 29, 2024. Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended April 4, 2025:
Geographical region:
North America(a)	$469	$186	$655
Western Europe	141	161	302
Other developed markets	16	13	29
High-growth markets(b)	168	178	346
Total	$794	$538	$1,332

Revenue type:
Recurring	$472	$344	$816
Nonrecurring	322	194	516
Total	$794	$538	$1,332

For the Three-Month Period Ended March 29, 2024:
Geographical region:
North America(a)	$435	$168	$603
Western Europe	131	150	281
Other developed markets	15	12	27
High-growth markets(b)	168	167	335
Total	$749	$497	$1,246

Revenue type:
Recurring	$442	$316	$758
Nonrecurring	307	181	488
Total	$749	$497	$1,246
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended April 4, 2025 and March 29, 2024, lease revenue was $22 million and $19 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of April 4, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $310 million. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months, 33% over the subsequent 12 months, and the remainder recognized thereafter.
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 4, 2025 and December 31, 2024, contract liabilities were $285 million and $254 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the three-month periods ended April 4, 2025 and March 29, 2024 that was included in the opening contract liability balance was $118 million and $101 million, respectively.
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

Detailed segment data for the three-month periods ended April 4, 2025 and March 29, 2024 is as follows:

	Three-Month Period Ended
($ in millions)	April 4, 2025	March 29, 2024
Sales:
Water Quality	$794	$749
Product Quality & Innovation	538	497
Total	$1,332	$1,246

Operating profit:
Water Quality	$198	$181
Product Quality & Innovation	146	133
Other	(22)	(21)
Total	$322	$293

Depreciation and amortization of intangible assets:
Water Quality	$8	$11
Product Quality & Innovation	11	10
Other	—	—
Total	$19	$21

Capital expenditures:
Water Quality	$8	$7
Product Quality & Innovation	7	4
Other	—	2
Total	$15	$13
Identifiable assets by segment as of April 4, 2025 and December 31, 2024 are as follows:

($ in millions)	April 4, 2025	December 31, 2024
Water Quality	$2,539	$2,450
Product Quality & Innovation	2,670	2,657
Other	1,436	1,299
Total	$6,645	$6,406

Reconciliations of total segment sales to total segment operating profit and of total segment operating profit to total consolidated earnings before income taxes, for the three-month periods ended April 4, 2025 and March 29, 2024 are as follows:

	Three-Month Period Ended April 4, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$794	$538	$—	$1,332
Less: other segment items	(596)	(392)	(22)	(1,010)
Segment operating profit	$198	$146	$(22)	$322
Other income (expense), net				(6)
Interest expense, net				(27)
Earnings before income taxes				$289

	Three-Month Period Ended March 29, 2024
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$749	$497	$—	$1,246
Less: other segment items	(568)	(364)	(21)	(953)
Segment operating profit	$181	$133	$(21)	$293
Other income (expense), net				(15)
Interest expense, net				(28)
Earnings before income taxes				$250
NOTE 5. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 4, 2025	March 29, 2024
Effective tax rate	22.1%	26.4%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended April 4, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $2 million, and a net discrete benefit of $2 million related primarily to the impact of excess tax benefits from stock-based compensation. The net discrete items had no impact on the effective tax rate for the three-month period ended April 4, 2025.
The effective tax rate for the three-month period ended March 29, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, and a net discrete benefit of $1 million related primarily to excess tax benefits from stock-based compensation. The net discrete benefits reduced the effective tax rate by 1.6% for the three-month period ended March 29, 2024.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 6 to the financial statements included within the 2024 Annual Report on Form 10-K.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill:

($ in millions)
Balance, December 31, 2024	$2,693
Attributable to 2025 divestitures	(2)
Foreign currency translation and other	47
Balance, April 4, 2025	$2,738
The carrying value of goodwill by segment is summarized as follows:

($ in millions)	April 4, 2025	December 31, 2024
Water Quality	$1,278	$1,256
Product Quality & Innovation	1,460	1,437
Total	$2,738	$2,693
The Company has not identified any goodwill impairment indicators in the three-month period ended April 4, 2025.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified any impairment triggers in the three-month period ended April 4, 2025.
NOTE 7. FAIR VALUE MEASUREMENTS
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
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 4, 2025
Deferred compensation liabilities	$33	$—	$—	$33
December 31, 2024
Deferred compensation liabilities	$32	$—	$—	$32
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows:

	April 4, 2025		December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,630	$2,695	$2,599	$2,638
As of April 4, 2025, long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 8. FINANCING
As of April 4, 2025, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows:

($ in millions)	Outstanding Amount
Description and Aggregate Principal Amount	April 4, 2025	December 31, 2024
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$698	$697
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	696	696
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	543	513
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	693
Long-term debt	$2,630	$2,599
Unamortized debt discounts and debt issuance costs totaled $17 million and $19 million as of April 4, 2025 and December 31, 2024, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2024 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of April 4, 2025.
NOTE 9. HEDGING TRANSACTIONS
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

The following table summarizes the notional values as of April 4, 2025 and March 29, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the three-month periods ended April 4, 2025 and March 29, 2024:

($ in millions)	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended April 4, 2025:
Net investment hedges:
Foreign currency denominated debt	$543	$(29)	$—

For the Three-Month Period Ended March 29, 2024
Net investment hedges:
Foreign currency denominated debt	$535	$12	$—
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the three-month periods ended April 4, 2025 and March 29, 2024. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the three-month periods ended April 4, 2025 and March 29, 2024, and should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Consolidated Condensed Balance Sheets within Long-term debt as of April 4, 2025.
NOTE 10. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2024 included within the 2024 Annual Report on Form 10-K.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of April 4, 2025 and December 31, 2024, the Company had accrued warranty liabilities of $30 million for both periods.
NOTE 11. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2024 included within the 2024 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended April 4, 2025 and March 29, 2024 was $16 million and $15 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of April 4, 2025, $71 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of April 4, 2025, $56 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) refers to certain gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Net investment hedge adjustments reflect the gains or losses on the foreign currency denominated long-term debt issuance designated as a nonderivative hedging instrument. Pension and postretirement plan benefit adjustments relate to unrecognized prior service credits and actuarial losses.
The changes in accumulated other comprehensive income (loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Comprehensive Income (Loss)
Balance, December 31, 2024	$(1,078)	$12	$(5)	$(1,071)
Other comprehensive income (loss):
Increase (decrease)	81	(29)	(1)	51
Income tax impact	—	7	—	7
Net other comprehensive income (loss), net of income taxes	81	(22)	(1)	58
Balance, April 4, 2025	$(997)	$(10)	$(6)	$(1,013)

Balance, December 31, 2023	$(939)	$(14)	$(1)	$(954)
Other comprehensive income (loss):
Increase (decrease)	(36)	12	—	(24)
Income tax impact	—	(3)	—	(3)
Net other comprehensive income (loss), net of income taxes	(36)	9	—	(27)
Balance, March 29, 2024	$(975)	$(5)	$(1)	$(981)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of the Company’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements;
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2024, included within the 2024 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three-month period ended April 4, 2025 included in this Quarterly Report on Form 10-Q (this “Report”).
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the impact of changes to global trade policies, restrictions on imports, related countermeasures and reciprocal tariffs; future new or modified laws, regulations, accounting pronouncements or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Veralto intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K.
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
Below is a summary of material risks and uncertainties we face, some of which we have experienced and any of which may occur in the future. These risks are discussed more fully in “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K:
Business and Strategic Risks
•Conditions in the global economy, including military conflicts and changes in trade and tariff policies, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
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
See “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
OVERVIEW
Business Overview
Veralto Corporation’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. We are committed to the advancement of public health and safety and believe we are positioned to support our customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. For decades, we have used our scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries – including municipal utilities, food and beverage, pharmaceutical and industrials – where the consequence of failure is high. Through our core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to our solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. Veralto is headquartered in Waltham, Massachusetts with a workforce of nearly 17,000 employees (whom we refer to as “associates”) as of December 31, 2024, strategically located in approximately 50 countries.
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
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 61% of total sales during the three months ended April 4, 2025. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.
As a result of our geographic and industry diversity, Veralto faces a variety of opportunities and challenges, including rapid technological development in most of our served markets, the expansion and evolution of high-growth markets, trends and costs associated with a global labor force, consolidation of our competitors and increasing regulation. Veralto operates in a highly competitive business environment in most markets, and our long-

term growth and profitability will depend in particular on our ability to identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, effectively address the demands of an increasingly regulated global environment and expand our business in high-growth geographies and high-growth market segments. We are making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in our served markets and to globalize our manufacturing, research and development and customer-facing resources to be responsive to our customers throughout the world and improve the efficiency of our operations. We define high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. We define developed markets as all markets of the world that are not high-growth markets.
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
Business Performance
During the three-month period ended April 4, 2025, overall revenues increased 6.9% and core sales increased 7.8% compared to the comparable period in 2024 with growth in both segments. Currency exchange rates decreased reported sales by 1.3% and acquisitions, net of divestitures increased reported sales by 0.4% during the three-month period ended April 4, 2025 compared to the comparable period in 2024. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended April 4, 2025 in developed markets increased year-over-year by 8.2%, driven by increased sales of 8.6% in North America, 7.5% in Western Europe, and 7.4% in other developed markets. Sales in high-growth markets increased 3.3% year-over-year. For the same period, core sales in developed markets increased 8.7% driven by increased core sales of 7.9% in North America and 10.8% in Western Europe. Core sales in high-growth markets increased 6.1% driven by high-single digit increases in Latin America and low-single digit increases in China.
The Company’s net earnings for the three-month period ended April 4, 2025 totaled $225 million, compared to $184 million for the three-month period ended March 29, 2024. The increase in net earnings was primarily driven by increased sales, resulting from higher volumes and positive pricing actions. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three-month period ended April 4, 2025.
Year-over-year sales and net earnings growth in the three months ended April 4, 2025, particularly related to recurring revenue, benefited from three additional days in the Company's first fiscal quarter of 2025 as compared to the first fiscal quarter of 2024. The benefit of these extra days in the fiscal first quarter will be offset by fewer days in the Company's fiscal fourth quarter of 2025 as compared to the prior year.
Outlook
Looking out over the balance of 2025, in our Water Quality Segment we continue to expect positive secular growth drivers across industrial markets particularly in North America, along with steady demand at municipalities. In our Product Quality and Innovation segment we expect to see steady demand in the consumer-packaged goods markets as the year progresses.
Across both segments we continue to evaluate the potential impact of tariffs and further potential changes in trade policies and tariffs with the objective of implementing various countermeasures to mitigate the impact of tariffs, trade policies and other macroeconomic volatility. In any end market environment, the Company leverages VES to drive growth and continuous improvement.
The Company’s outlook for 2025 reflects its current assessment of the global macro-economic environment, including enacted tariffs and the Company’s actions to mitigate adverse financial impacts. The Company’s ability to meet its expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within the Company’s 2024 Annual Report on Form 10-K and any subsequent updates in Item “1A. Risk Factors” within Quarterly Reports on Form 10-Q.
RESULTS OF OPERATIONS
Non-GAAP Measures
In this Report, references to the non-GAAP measure of core sales refer to sales from continuing operations calculated according to GAAP but excluding sales from acquired (or divested) businesses (as defined below, as applicable) and the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between the period-to-period change in revenue (excluding sales from acquired/divested businesses (as defined above, as applicable)) and the period-to-period change in revenue (excluding sales from acquired/divested businesses (as defined above, as applicable)) after applying current period foreign exchange rates to the prior year period.
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
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended April 4, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.9%
Impact of:
Acquisitions/divestitures	(0.4)%
Currency exchange rates	1.3%
Core sales growth (non-GAAP)	7.8%
2025 Sales Compared to 2024
Total sales increased 6.9% during the three-month period ended April 4, 2025, compared to the comparable period in 2024, primarily as a result of core sales growth driven by the factors discussed below by segment.
Acquisitions, net of divestitures increased reported sales by 0.4% and currency exchange rates decreased reported sales by 1.3% during the three-month period ended April 4, 2025, compared to the comparable period in 2024.

Price increases contributed 1.3% to sales growth on a year-over-year basis during the three-month period ended April 4, 2025, and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for each of the periods indicated were as follows:

	Three-Month Period Ended
($ in millions)	April 4, 2025	March 29, 2024
Water Quality	$794	$749
Product Quality & Innovation	538	497
Total	$1,332	$1,246
For information regarding the Company’s sales by geographical region, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended
($ in millions)	April 4, 2025	March 29, 2024
Sales	$1,332	$1,246
Cost of sales	(527)	(499)
Gross profit	$805	$747
Gross profit margin	60.4%	60.0%
Cost of sales increased by $28 million or 5.6% on a year-over-year basis during the three-month period ended April 4, 2025, as compared to the comparable period in 2024, driven primarily by higher year-over-year sales volumes and the impact of foreign currency exchange rates.
Gross profit margins increased 40 basis points on a year-over-year basis for the three-month period ended April 4, 2025, as compared to the comparable period in 2024, driven by positive pricing actions and the net positive impact from the gross profit margin of recent acquisitions offset by the impacts from foreign currency exchange rates.
Operating Expenses

	Three-Month Period Ended
($ in millions)	April 4, 2025	March 29, 2024
Sales	$1,332	$1,246
Selling, general and administrative (“SG&A”) expenses	(419)	(394)
Research and development (“R&D”) expenses	(64)	(60)
SG&A as a % of sales	31.5%	31.6%
R&D as a % of sales	4.8%	4.8%
SG&A expenses as a percentage of sales decreased by 10 basis points during the three-month period ended April 4, 2025, as compared to the comparable period in 2024, driven by the increase in the Company’s sales exceeding the increase in the Company’s SG&A expenses.
R&D expenses as a percentage of sales was flat during the three-month period ended April 4, 2025, as compared to the comparable period in 2024, and primarily consists of growth related R&D initiatives during each of the periods presented.
Operating Profit Performance
Operating profit margins were 24.2% for the three-month period ended April 4, 2025 as compared to 23.5% for the three-month period ended March 29, 2024. The following factors impacted year-over-year operating profit margin comparisons:

First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were favorably impacted by:
•Costs incurred during 2024 as a result of the Separation from Danaher - 10 basis points
•Higher first quarter 2025 core sales, partially offset by incremental labor costs and sales and marketing growth initiatives - 100 basis points
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred during the first quarter of 2025 related to certain strategic initiatives - 20 basis points
•The net dilutive impact during 2025 of acquisitions and dispositions - 20 basis points
WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 4, 2025	March 29, 2024
Sales	$794	$749
Operating profit	198	181
Depreciation	6	6
Amortization of intangible assets	2	5
Operating profit as a % of sales	24.9%	24.2%
Depreciation as a % of sales	0.8%	0.8%
Amortization as a % of sales	0.3%	0.7%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended April 4, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.0%
Impact of:
Acquisitions/divestitures	0.1%
Currency exchange rates	1.3%
Core sales growth (non-GAAP)	7.4%
Total Water Quality segment sales increased 6.0% year-over-year during the three-month period ended April 4, 2025, as compared to the comparable period in 2024, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 7.8%, and Western Europe, which saw increases of 7.6% for the three-month period ended April 4, 2025, compared to the comparable period in 2024.
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three-month period ended April 4, 2025, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 7.4% year-over-year during the three-month period ended April 4, 2025. Geographically, core sales growth was driven by increases of 8.3% in North America and 11.3% in Western Europe during the three-month period ended April 4, 2025 compared to the comparable period in 2024. Core sales in high-growth markets also increased 3.3%, driven by high-single digit increases in Latin America offset by mid-single digit decreases in China.

The increase in core sales during the three-month period ended April 4, 2025 was driven by the chemical treatment solutions business and, to a lesser extent, the analytical instrumentation business. Core sales in the chemical treatment solutions business increased 11.1% year-over-year in the three-month period ended April 4, 2025, as a result of increased core sales across most major end-markets. Core sales in the analytical instrumentation business increased 5.9% year-over-year for the three-month period ended April 4, 2025 as a result of increased core sales across Western Europe and North America.
Operating Profit Performance
Operating profit margins were 24.9% for the three-month period ended April 4, 2025 as compared to 24.2% for the three-month period ended March 29, 2024. The following factors impacted year-over-year operating profit margin comparisons:
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were favorably impacted by:
•The net accretive impact in 2025 of 2024 product line dispositions - 10 basis points
•Costs incurred during 2024 as a result of the Separation from Danaher - 10 basis points
•Higher first quarter 2025 core sales, partially offset by foreign currency exchange rates and incremental sales and marketing growth initiatives - 50 basis points
PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 4, 2025	March 29, 2024
Sales	$538	$497
Operating profit	146	133
Depreciation	4	4
Amortization of intangible assets	7	6
Operating profit as a % of sales	27.1%	26.8%
Depreciation as a % of sales	0.7%	0.8%
Amortization as a % of sales	1.3%	1.2%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended April 4, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	8.3%
Impact of:
Acquisitions/divestitures	(1.3)%
Currency exchange rates	1.3%
Core sales growth (non-GAAP)	8.3%
Total Product Quality & Innovation segment sales increased 8.3% year-over-year during the three-month period ended April 4, 2025, primarily as a result of changes in core sales driven by the factors discussed below.
Geographically, sales growth was driven by North America which saw increases of 10.7% and Western Europe which saw increases of 7.3% during the three-month period ended April 4, 2025, compared to the comparable period in 2024. High-growth markets also experienced increased sales of 6.6% during the three-month period ended April 4, 2025 compared to the comparable period in 2024.

Price increases in the segment contributed 1.6% to sales growth on a year-over-year basis during the three-month period ended April 4, 2025, and are reflected as a component of the change in core sales growth.
Core sales in the Product Quality & Innovation segment increased 8.3% year-over-year during the three-month period ended April 4, 2025. Geographically, core sales growth during the three-month period ended April 4, 2025 was driven by increases of 10.3% in Western Europe, 6.9% in North America, and increases of 9.0% in high-growth markets. The increase in core sales growth in the high-growth markets during the three-month period ended April 4, 2025 was driven by high-single digit core sales increases in Latin America and mid-teens core sales increases in China.
From a product line perspective, core sales in the marking and coding business increased 8.3% year-over-year during the three-month period ended April 4, 2025, driven by higher demand across most major end-markets and geographies. Core sales in the packaging and color solutions business increased 8.3% year-over-year during the three-month period ended April 4, 2025, driven by continued demand for digital workflow solutions in most major end-markets.
Operating Profit Performance
Operating profit margins were 27.1% for the three-month period ended April 4, 2025 as compared to 26.8% for the three-month period ended March 29, 2024. The following factors impacted year-over-year operating profit margin comparisons:
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were favorably impacted by:
•Costs incurred during 2024 as a result of the Separation from Danaher - 10 basis points
•Higher first quarter 2025 core sales, partially offset by incremental labor and sales and marketing growth initiatives - 90 basis points
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact in 2025 of acquisitions and dispositions - 70 basis points
OTHER INCOME (EXPENSE), NET
Other income (expense), net included losses on the dispositions of product lines of $6 million and $15 million for the three-month periods ended April 4, 2025 and March 29, 2024, respectively.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $27 million and $28 million was recorded for the three-month periods ended April 4, 2025 and March 29, 2024, respectively, arising from our outstanding indebtedness, which was incurred in September 2023.
INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated Condensed Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
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

The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 4, 2025	March 29, 2024
Effective tax rate	22.1%	26.4%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended April 4, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $2 million, and a net discrete benefit of $2 million related primarily to the impact of excess tax benefits from stock-based compensation. The net discrete items had no impact on the effective tax rate for the three-month period ended April 4, 2025.
The effective tax rate for the three-month period ended March 29, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, and a net discrete benefit of $1 million related primarily to excess tax benefits from stock-based compensation. The net discrete benefits reduced the effective tax rate by 1.6% for the three-month period ended March 29, 2024.
The Company conducts business globally, and the Former Parent filed numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, the Netherlands and the United Kingdom. Excluding these non-U.S. jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated Condensed Financial Statements given the geographic dispersion of the Company’s income.
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
Pursuant to U.S. tax law, the Company’s initial U.S. federal income tax return was filed during October 2024 for the short taxable year September 30, 2023 through December 31, 2023. The Company expects to file its first full year U.S. federal income tax return for 2024 with the Internal Revenue Service (“IRS”) during 2025. The IRS has not initiated an examination of the Company’s tax return filed in 2024. The Company’s operations in certain U.S. states and foreign jurisdictions remain subject to routine examination.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted, as necessary. For a discussion of risks related to these and other tax matters, refer to “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K.
COMPREHENSIVE INCOME
In 2025, comprehensive income increased $126 million for the three-month period ended April 4, 2025 as compared to the comparable period in 2024, primarily driven by gains from foreign currency translation adjustments and to a lesser extent higher net earnings during the three-month period ended March 29, 2024. The Company recorded foreign currency translation gains of $81 million, offset by an unrealized loss on net investment hedge of $22 million for the three-month period ended April 4, 2025. The foreign currency translation gains were driven by the weakening of the U.S. dollar against most major foreign currencies in the period, compared to losses of $36 million, offset by an unrealized gain on net investment hedge of $9 million for the three-month period ended March 29, 2024, primarily driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.
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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Three-Month Period Ended
($ in millions)	April 4, 2025	March 29, 2024
Net cash provided by operating activities	$157	$115

Payments for additions to property, plant and equipment	$(15)	$(13)
All other investing activities	4	(10)
Net cash used in investing activities	$(11)	$(23)

Payment of dividends	$(27)	$(22)
Proceeds from the issuance of common stock in connection with stock-based compensation	1	2
Net cash used in financing activities	$(26)	$(20)
•Operating cash flows increased $42 million, or 37%, during the three-month period ended April 4, 2025 as compared to the comparable period in 2024, primarily driven by higher net income and changes in net working capital.
•Net cash used in investing activities decreased $12 million for the three-month period ended April 4, 2025 as compared to the comparable period in 2024, primarily driven by a $14 million increase in cash received from other investing activities, offset by a $2 million increase in capital expenditures. Other investing activities is comprised of immaterial acquisition and disposition activity.
•Net cash used in financing activities increased $6 million for the three-month period ended April 4, 2025 as compared to the comparable period in 2024 primarily driven by the payment of dividends.
Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended April 4, 2025 were $27 million.
In the first quarter of 2025, the Company declared a regular quarterly dividend of $0.11 per share of Company common stock payable on April 30, 2025 to holders of record as of March 31, 2025.

Cash and Cash Requirements
As of April 4, 2025, the Company held approximately $1.2 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $357 million was held within the United States and approximately $882 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. In general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on such distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. However, the Company could make a distribution to the extent it has been previously taxed on such earnings in the United States. The potential tax implications of repatriating previously taxed earnings are driven by the facts at the time of distribution with the incremental cost to repatriate these earnings not expected to be material. As of April 4, 2025, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
Contractual Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 8, 12, 15 and 16 to the audited Consolidated Financial Statements included within the 2024 Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2024 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2024 Annual Report on Form 10-K. There were no material changes during the three-month period ended April 4, 2025 to this information as reported in the 2024 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2024 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended April 4, 2025 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2024 Annual Report on Form 10-K, other than the new risk factor identified below.
The U.S. government has imposed and may continue to impose significant tariffs or other restrictions on foreign imports, and such trade restrictions or related countermeasures taken by impacted foreign countries could negatively affect our business, results of operations, or financial condition.
The U.S. government has imposed significant tariffs or other restrictions on certain foreign imports and has raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other countries and types of foreign imports. For example, since January 2025, the U.S. government has threatened or imposed significant tariffs on imports from China and various new or additional tariffs on imports from other countries with limited, temporary exclusions for certain goods. Any such current or future tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may also impose trade measures, including reciprocal tariffs, on other U.S. goods in the future. These tariffs and other trade actions could increase the cost of, and reduce demand for, our products and services, which would adversely impact our business. In addition, political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could adversely affect our business, results of operations, and financial condition.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Veralto Corporation (incorporated by reference to Exhibit 3.1 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)
3.2	Amended and Restated Bylaws of Veralto Corporation (incorporated by reference to Exhibit 3.2 to Veralto Corporation’s Current Report on Form 8-K filed October 2, 2023)
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERALTO CORPORATION

Date:	April 29, 2025	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	April 29, 2025	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer