Form 10-Q
period 2025-07-04
Veralto Corp
filed 2025-07-28
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 22, 2025 was 248,160,850.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	July 4, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,559	$1,101
Trade accounts receivable, less allowance for credit losses of $39 and $37, respectively	878	812
Inventories:
Finished goods	144	122
Work in process	48	39
Raw materials	137	127
Total inventories	329	288
Prepaid expenses and other current assets	187	186
Total current assets	2,953	2,387
Property, plant and equipment, net of accumulated depreciation of $517 and $485, respectively	284	268
Other long-term assets	560	523
Goodwill	2,835	2,693
Other intangible assets, net	539	535
Total assets	$7,171	$6,406
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$411	$395
Accrued expenses and other liabilities	864	850
Total current liabilities	1,275	1,245
Other long-term liabilities	563	517
Long-term debt	2,672	2,599
Stockholders' Equity:
Preferred stock - $0.01 par value as of July 4, 2025 and December 31, 2024, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value as of July 4, 2025 and December 31, 2024, 1.0 billion shares authorized as of both dates; and 248.1 million and 247.4 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,233	2,190
Retained earnings	1,310	917
Accumulated other comprehensive loss	(892)	(1,071)
Total Veralto stockholders' equity	2,653	2,038
Noncontrolling interests	8	7
Total stockholders' equity	2,661	2,045
Total liabilities and stockholders' equity	$7,171	$6,406
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Sales	$1,371	$1,288	$2,703	$2,534
Cost of sales	(549)	(514)	(1,076)	(1,013)
Gross profit	822	774	1,627	1,521
Operating costs:
Selling, general and administrative expenses	(442)	(414)	(861)	(808)
Research and development expenses	(67)	(61)	(131)	(121)
Operating profit	313	299	635	592
Nonoperating income (expense):
Other income (expense), net	—	1	(6)	(14)
Interest expense, net	(28)	(30)	(55)	(58)
Earnings before income taxes	285	270	574	520
Income taxes	(63)	(67)	(127)	(133)
Net earnings	$222	$203	$447	$387

Net earnings per common share:
Basic	$0.89	$0.82	$1.80	$1.57
Diluted	$0.89	$0.81	$1.79	$1.55
Average common stock and common equivalent shares outstanding:
Basic	248.2	247.2	248.0	247.1
Diluted	249.9	249.3	250.0	249.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Net earnings	$222	$203	$447	$387
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	153	(29)	234	(65)
Pension and post-retirement plan benefit adjustments	—	—	(1)	—
Unrealized gain (loss) on net investment hedge	(32)	3	(54)	12
Total other comprehensive income (loss), net of income taxes	121	(26)	179	(53)
Comprehensive income	$343	$177	$626	$334
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2024	247.4	$2	$2,190	$917	$(1,071)	$7
Net earnings for the period	—	—	—	225	—	—
Dividends declared	—	—	—	(28)	—	—
Separation related adjustments	—	—	(9)	—	—	—
Other comprehensive income (loss)	—	—	—	—	58	—
Common stock-based award activity	0.4	—	18	—	—	—
Balance, April 4, 2025	247.8	$2	$2,199	$1,114	$(1,013)	$7
Net earnings for the period	—	—	—	222	—	—
Dividends declared	—	—	—	(26)	—	—
Other comprehensive income (loss)	—	—	—	—	121	—
Common stock-based award activity	0.3	—	34	—	—	—
Change in noncontrolling interests	—	—	—	—	—	1
Balance, July 4, 2025	248.1	$2	$2,233	$1,310	$(892)	$8

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2023	246.3	$2	$2,157	$178	$(954)	$6
Net earnings for the period	—	—	—	184	—	—
Dividends declared	—	—	—	(22)	—	—
Separation related adjustments	—	—	(54)	—	—	—
Other comprehensive income (loss)	—	—	—	—	(27)	—
Common stock-based award activity	0.5	—	18	—	—	—
Balance, March 29, 2024	246.8	$2	$2,121	$340	$(981)	$6
Net earnings for the period	—	—	—	203	—	—
Dividends declared	—	—	—	(22)	—	—
Other comprehensive income (loss)	—	—	—	—	(26)	—
Common stock-based award activity	0.3	—	29	—	—	—
Balance, June 28, 2024	247.1	$2	$2,150	$521	$(1,007)	$6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	July 4, 2025	June 28, 2024
Cash flows from operating activities:
Net earnings	$447	$387
Noncash items:
Depreciation	20	20
Amortization of intangible assets	18	21
Stock-based compensation expense	40	35
Loss on product line dispositions	6	15
Change in trade accounts receivable, net	(30)	15
Change in inventories	(27)	(18)
Change in trade accounts payable	1	(30)
Change in prepaid expenses and other assets	(25)	(3)
Change in accrued expenses and other liabilities	46	(76)
Net cash provided by operating activities	496	366
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(31)	(24)
All other investing activities	(20)	(10)
Net cash used in investing activities	(51)	(34)
Cash flows from financing activities:
Payment of dividends	(54)	(44)
Proceeds from the issuance of common stock in connection with stock-based compensation	13	11
Net cash used in financing activities	(41)	(33)
Effect of exchange rate changes on cash and cash equivalents	54	(18)
Net change in cash and cash equivalents	458	281
Beginning balance of cash and cash equivalents	1,101	762
Ending balance of cash and cash equivalents	$1,559	$1,043
Supplemental disclosures:
Cash interest payments	$57	$57
Cash income tax payments	$56	$142
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
In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of July 4, 2025 and December 31, 2024, and its results of operations for the three and six-month periods ended July 4, 2025 and June 28, 2024 and its cash flows for each of the six-month periods then ended.
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
Operating Leases—As of July 4, 2025 and December 31, 2024, operating lease right-of-use assets where the Company was the lessee were $179 million and $159 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $190 million and $168 million as of July 4, 2025 and December 31, 2024, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets are prepaid expenses of $130 million and $110 million as of July 4, 2025 and December 31, 2024, respectively.

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
Information related to the calculation of net earnings per common share for the three and six-month periods ended July 4, 2025 and June 28, 2024 is summarized as follows:

	Three-Month Period Ended		Six-Month Period Ended
($ and shares in millions, except per share amounts)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Numerator:
Net earnings	$222	$203	$447	$387

Denominator:
Weighted average common shares outstanding used in Basic EPS	248.2	247.2	248.0	247.1
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	1.7	2.1	2.0	2.0
Weighted average common shares outstanding used in Diluted EPS	249.9	249.3	250.0	249.1

Basic EPS	$0.89	$0.82	$1.80	$1.57
Diluted EPS	$0.89	$0.81	$1.79	$1.55

NOTE 3. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended July 4, 2025 and June 28, 2024. Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended July 4, 2025:
Geographical region:
North America(a)	$471	$184	$655
Western Europe	149	161	310
Other developed markets	16	13	29
High-growth markets(b)	189	188	377
Total	$825	$546	$1,371

Revenue type:
Recurring	$491	$350	$841
Nonrecurring	334	196	530
Total	$825	$546	$1,371

For the Three-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$446	$170	$616
Western Europe	132	152	284
Other developed markets	17	12	29
High-growth markets(b)	182	177	359
Total	$777	$511	$1,288

Revenue type:
Recurring	$473	$321	$794
Nonrecurring	304	190	494
Total	$777	$511	$1,288

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Six-Month Period Ended July 4, 2025:
Geographical region:
North America(a)	$940	$370	$1,310
Western Europe	290	322	612
Other developed markets	32	26	58
High-growth markets(b)	357	366	723
Total	$1,619	$1,084	$2,703

Revenue type:
Recurring	$963	$694	$1,657
Nonrecurring	656	390	1,046
Total	$1,619	$1,084	$2,703

For the Six-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$881	$338	$1,219
Western Europe	263	302	565
Other developed markets	32	24	56
High-growth markets(b)	350	344	694
Total	$1,526	$1,008	$2,534

Revenue type:
Recurring	$915	$637	$1,552
Nonrecurring	611	371	982
Total	$1,526	$1,008	$2,534
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended July 4, 2025 and June 28, 2024, lease revenue was $21 million and $20 million, respectively. For the six-month periods ended July 4, 2025 and June 28, 2024, lease revenue was $43 million and $39 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of July 4, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $316 million. The Company expects to recognize revenue on approximately 43% of the remaining performance obligations over the next 12 months, 32% over the subsequent 12 months, and the remainder recognized thereafter.

The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 4, 2025 and December 31, 2024, contract liabilities were $289 million and $254 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the six-month periods ended July 4, 2025 and June 28, 2024 that was included in the opening contract liability balance was $148 million and $139 million, respectively.
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

Detailed segment data for the three and six-month periods ended July 4, 2025 and June 28, 2024 is as follows:

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Sales:
Water Quality	$825	$777	$1,619	$1,526
Product Quality & Innovation	546	511	1,084	1,008
Total	$1,371	$1,288	$2,703	$2,534

Operating profit:
Water Quality	$211	$188	$409	$369
Product Quality & Innovation	134	135	280	268
Other	(32)	(24)	(54)	(45)
Total	$313	$299	$635	$592

Depreciation and amortization of intangible assets:
Water Quality	$10	$10	$18	$21
Product Quality & Innovation	9	10	20	20
Total	$19	$20	$38	$41

Capital expenditures:
Water Quality	$8	$7	$16	$14
Product Quality & Innovation	8	3	15	7
Other	—	1	—	3
Total	$16	$11	$31	$24
Identifiable assets by segment as of July 4, 2025 and December 31, 2024 are as follows:

($ in millions)	July 4, 2025	December 31, 2024
Water Quality	$2,713	$2,450
Product Quality & Innovation	2,784	2,657
Other	1,674	1,299
Total	$7,171	$6,406

Reconciliations of total segment sales to total segment operating profit and of total segment operating profit to total consolidated earnings before income taxes, for the three and six-month periods ended July 4, 2025 and June 28, 2024 are as follows:

	Three-Month Period Ended July 4, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$825	$546	$—	$1,371
Less: other segment items	(614)	(412)	(32)	(1,058)
Segment operating profit	$211	$134	$(32)	$313
Other income (expense), net				—
Interest expense, net				(28)
Earnings before income taxes				$285

	Three-Month Period Ended June 28, 2024
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$777	$511	$—	$1,288
Less: other segment items	(589)	(376)	(24)	(989)
Segment operating profit	$188	$135	$(24)	$299
Other income (expense), net				1
Interest expense, net				(30)
Earnings before income taxes				$270

	Six-Month Period Ended July 4, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$1,619	$1,084	$—	$2,703
Less: other segment items	(1,210)	(804)	(54)	(2,068)
Segment operating profit	$409	$280	$(54)	$635
Other income (expense), net				(6)
Interest expense, net				(55)
Earnings before income taxes				$574

	Six-Month Period Ended June 28, 2024
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$1,526	$1,008	$—	$2,534
Less: other segment items	(1,157)	(740)	(45)	(1,942)
Segment operating profit	$369	$268	$(45)	$592
Other income (expense), net				(14)
Interest expense, net				(58)
Earnings before income taxes				$520

NOTE 5. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Effective tax rate	22.1%	24.8%	22.1%	25.6%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended July 4, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above.
The effective tax rate for the six-month period ended July 4, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $2 million, and a net discrete benefit of $2 million related primarily to the impact of excess tax benefits from stock-based compensation, partially offset by the impact of uncertain tax positions. The net discrete benefit decreased the effective tax rate by 0.3% for the six-month period ended July 4, 2025.
The effective tax rate for the three-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $3 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.1% for the three-month period ended June 28, 2024.
The effective tax rate for the six-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, and a net discrete expense of $4 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.3% for the six-month period ended June 28, 2024.
On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. As the Company’s fiscal quarter ended July 4, 2025 included the enactment date, the Company has considered the impact on the condensed consolidated financial statements and concluded it is immaterial. The Company is in the process of evaluating the financial statement impact of these provisions effective in future periods, however, the Company does not expect the OBBBA to have a material impact on the consolidated financial statements.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 6 to the financial statements included within the 2024 Annual Report on Form 10-K.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill:

($ in millions)
Balance, December 31, 2024	$2,693
Attributable to 2025 acquisitions	14
Attributable to 2025 divestitures	(2)
Foreign currency translation and other	130
Balance, July 4, 2025	$2,835
The carrying value of goodwill by segment is summarized as follows:

($ in millions)	July 4, 2025	December 31, 2024
Water Quality	$1,334	$1,256
Product Quality & Innovation	1,501	1,437
Total	$2,835	$2,693
The Company has not identified any goodwill impairment indicators in the three and six-month periods ended July 4, 2025.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified any impairment triggers in the three and six-month periods ended July 4, 2025.
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
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 4, 2025
Deferred compensation liabilities	$38	$—	$—	$38
December 31, 2024
Deferred compensation liabilities	$32	$—	$—	$32
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows:

	July 4, 2025		December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,672	$2,743	$2,599	$2,638
As of July 4, 2025, long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 8. FINANCING
As of July 4, 2025, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows:

($ in millions)	Outstanding Amount
Description and Aggregate Principal Amount	July 4, 2025	December 31, 2024
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$698	$697
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	696	696
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	584	513
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	694	693
Long-term debt	$2,672	$2,599
Unamortized debt discounts and debt issuance costs totaled $16 million and $19 million as of July 4, 2025 and December 31, 2024, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2024 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of July 4, 2025.
NOTE 9. HEDGING TRANSACTIONS
The Company is neither a dealer nor a trader in derivative instruments. Currently, the Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk. The Company will continue to evaluate the use of derivative instruments in future periods. The Company has €500 million of foreign currency denominated long-term debt that is designated as a partial hedge of its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. This foreign currency denominated long-term debt issuance is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of this debt instrument is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). This instrument matures in September 2031.

The following table summarizes the notional values as of July 4, 2025 and June 28, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the three and six-month periods ended July 4, 2025 and June 28, 2024:

($ in millions)	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended July 4, 2025:
Net investment hedges:
Foreign currency denominated debt	$584	$(42)	$—

For the Three-Month Period Ended June 28, 2024:
Net investment hedges:
Foreign currency denominated debt	$530	$4	$—

For the Six-Month Period Ended July 4, 2025:
Net investment hedges:
Foreign currency denominated debt	$584	$(71)	$—

For the Six-Month Period Ended June 28, 2024:
Net investment hedges:
Foreign currency denominated debt	$530	$16	$—
The Company did not reclassify any other deferred gains or losses related to the net investment hedge from accumulated other comprehensive income (loss) to earnings during the three and six-month periods ended July 4, 2025 and June 28, 2024. In addition, the Company did not have any ineffectiveness related to the net investment hedge during the three and six-month periods ended July 4, 2025 and June 28, 2024, and should they arise, any ineffective portions of the hedge would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change.
The Company’s nonderivative debt instrument designated and qualifying as a net investment hedge, was classified in the Company’s Consolidated Condensed Balance Sheets within Long-term debt as of July 4, 2025.
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
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of July 4, 2025 and December 31, 2024, the Company had accrued warranty liabilities of $31 million and $30 million, respectively.
NOTE 11. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2024 included within the 2024 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended July 4, 2025 and June 28, 2024 was $24 million and $20 million, respectively. The Company’s stock-based compensation expense for the six-month periods ended July 4, 2025 and June 28, 2024 was $40 million and $35 million, respectively.

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of July 4, 2025, $56 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of July 4, 2025, $48 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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

The changes in accumulated other comprehensive income (loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
For the Three-Month Period Ended July 4, 2025:
Balance, April 4, 2025	$(997)	$(10)	$(6)	$(1,013)
Other comprehensive income (loss):
Increase (decrease)	153	(42)	—	111
Income tax impact	—	10	—	10
Net other comprehensive income (loss), net of income taxes	153	(32)	—	121
Balance, Balance, July 4, 2025	$(844)	$(42)	$(6)	$(892)

For the Three-Month Period Ended June 28, 2024:
Balance, March 29, 2024	$(975)	$(5)	$(1)	$(981)
Other comprehensive income (loss):
Increase (decrease)	(29)	4	—	(25)
Income tax impact	—	(1)	—	(1)
Net other comprehensive income (loss), net of income taxes	(29)	3	—	(26)
Balance, June 28, 2024	$(1,004)	$(2)	$(1)	$(1,007)

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
For the Six-Month Period Ended July 4, 2025:
Balance, December 31, 2024	$(1,078)	$12	$(5)	$(1,071)
Other comprehensive income (loss):
Increase (decrease)	234	(71)	(1)	162
Income tax impact	—	17	—	17
Net other comprehensive income (loss), net of income taxes	234	(54)	(1)	179
Balance, July 4, 2025	$(844)	$(42)	$(6)	$(892)

For the Six-Month Period Ended June 28, 2024:
Balance, December 31, 2023	$(939)	$(14)	$(1)	$(954)
Other comprehensive income (loss):
Increase (decrease)	(65)	16	—	(49)
Income tax impact	—	(4)	—	(4)
Net other comprehensive income (loss), net of income taxes	(65)	12	—	(53)
Balance, June 28, 2024	$(1,004)	$(2)	$(1)	$(1,007)

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
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2024, included within the 2024 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three and six-month periods ended July 4, 2025 included in this Quarterly Report on Form 10-Q (this “Report”).
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, including the impact of changes to global trade policies, restrictions on imports, related countermeasures and reciprocal tariffs; future new or modified laws, regulations, accounting pronouncements or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Veralto intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q.
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
Below is a summary of material risks and uncertainties we face, some of which we have experienced and any of which may occur in the future. These risks are discussed more fully in “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q:
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
See “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.
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
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 61% of total sales during the six months ended July 4, 2025. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.

As a result of our geographic and industry diversity, Veralto faces a variety of opportunities and challenges, including rapid technological development in most of our served markets, the expansion and evolution of high-growth markets, trends and costs associated with a global labor force, consolidation of our competitors and increasing regulation. Veralto operates in a highly competitive business environment in most markets, and our long-term growth and profitability will depend in particular on our ability to identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of our sales force, continue to reduce costs and improve operating efficiency and quality, effectively address the demands of an increasingly regulated global environment and expand our business in high-growth geographies and high-growth market segments. We are making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in our served markets and to globalize our manufacturing, research and development and customer-facing resources to be responsive to our customers throughout the world and improve the efficiency of our operations. We define high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. We define developed markets as all markets of the world that are not high-growth markets.
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
Business Performance
During the three-month period ended July 4, 2025, overall revenues increased 6.4% and core sales increased 4.8% compared to the comparable period in 2024 with growth in both segments. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.5% and 0.1%, respectively, during the three-month period ended July 4, 2025 compared to the comparable period in 2024. For the six-month period ended July 4, 2025, overall revenues increased 6.6% and core sales increased 6.3%, compared to the comparable period in 2024. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 0.1% and 0.2%, respectively during the six-month period ended July 4, 2025 compared to the comparable period in 2024. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended July 4, 2025 in developed markets increased year-over-year by 7.0%, driven by increased sales of 6.3% in North America and 9.2% in Western Europe. Sales in high-growth markets increased 5.0% year-over-year. For the same period, core sales in developed markets increased 5.6% driven by increased core sales of 5.6% in North America and 6.3% in Western Europe. Core sales in high-growth markets increased 6.1% driven by high-single digit increases in Latin America.
Geographically, the Company’s sales in the six-month period ended July 4, 2025 in developed markets increased year-over-year by 7.6%, driven by increased sales of 7.5% in North America, 8.3% in Western Europe, and 3.6% in other developed markets. Sales in high-growth markets increased 4.2% year-over-year. For the same period, core sales in developed markets increased 7.1% driven by increased core sales of 6.7% in North America and 8.5% in Western Europe. Core sales in high-growth markets increased 6.1% driven by high-single digit increases in Latin America.
The Company’s net earnings for the three and six-month periods ended July 4, 2025 totaled $222 million and $447 million, respectively, compared to $203 million and $387 million, respectively, for the three and six-month periods ended June 28, 2024. The increase in net earnings during the three and six-month periods ended July 4, 2025 as compared to the three and six-month periods ended June 28, 2024 was primarily driven by increased sales, resulting from higher volumes and positive pricing actions. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three and six-month periods ended July 4, 2025.
Outlook
Looking out over the balance of 2025, in our Water Quality Segment, we continue to expect positive secular growth drivers across municipal and industrial markets, particularly in North America. In our Product Quality & Innovation segment, we expect to see steady demand in the consumer-packaged goods markets as the year progresses.
Across both segments, we continue to evaluate the potential impact of tariffs and further potential changes in trade policies and tariffs with the objective of implementing various countermeasures to mitigate the impact of tariffs, trade policies and other macroeconomic volatility. In any end market environment, the Company leverages VES to drive growth and continuous improvement.
The Company’s outlook for 2025 reflects its current assessment of the global macro-economic environment, including enacted tariffs and the Company’s actions to mitigate adverse financial impacts, and fluctuations in currency exchange rates. The Company’s ability to meet its expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within the Company’s 2024 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q.
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

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended July 4, 2025 vs. Comparable 2024 Period	% Change Six-Month Period Ended July 4, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.4%	6.6%
Impact of:
Acquisitions/divestitures	(0.1)%	(0.2)%
Currency exchange rates	(1.5)%	(0.1)%
Core sales growth (non-GAAP)	4.8%	6.3%
2025 Sales Compared to 2024
Total sales increased 6.4% and 6.6% during the three and six-month periods ended July 4, 2025, respectively, compared to the comparable periods in 2024, primarily as a result of core sales growth driven by the factors discussed below by segment.
Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.5% and 0.1%, respectively, during the three-month period ended July 4, 2025, compared to the comparable period in 2024. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 0.1% and 0.2%, respectively, during the six-month period ended July 4, 2025, compared to the comparable period in 2024. Price increases contributed 1.7% and 1.5% to sales growth on a year-over-year basis during the three and six-month periods ended July 4, 2025, respectively, and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for each of the periods indicated were as follows:

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Water Quality	$825	$777	$1,619	$1,526
Product Quality & Innovation	546	511	1,084	1,008
Total	$1,371	$1,288	$2,703	$2,534
For information regarding the Company’s sales by geographical region, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Sales	$1,371	$1,288	$2,703	$2,534
Cost of sales	(549)	(514)	(1,076)	(1,013)
Gross profit	$822	$774	$1,627	$1,521
Gross profit margin	60.0%	60.1%	60.2%	60.0%
Cost of sales increased by $35 million or 6.8% and by $63 million or 6.2% on a year-over-year basis during the three and six-month periods ended July 4, 2025, respectively, as compared to the comparable periods in 2024, driven primarily by higher year-over-year sales volumes.
Gross profit margins decreased 10 basis points on a year-over-year basis during the three-month period ended July 4, 2025 as compared to the comparable period in 2024, due primarily to incremental year-over-year labor costs and the impact of product mix. The gross profit margin decline was partially offset by positive pricing actions and higher volume, the impact of foreign currency exchange rates, and the net positive impact from the gross profit margin of recent acquisitions. Gross profit margins increased 20 basis points on a year-over-year basis during the six-month period ended July 4, 2025, as compared to the comparable period in 2024, driven by positive pricing actions and higher volume along with the net positive impact from the gross profit margin of recent acquisitions.

Operating Expenses

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Sales	$1,371	$1,288	$2,703	$2,534
Selling, general and administrative (“SG&A”) expenses	(442)	(414)	(861)	(808)
Research and development (“R&D”) expenses	(67)	(61)	(131)	(121)
SG&A as a % of sales	32.2%	32.1%	31.9%	31.9%
R&D as a % of sales	4.9%	4.7%	4.8%	4.8%
SG&A expenses as a percentage of sales increased by 10 basis points during the three-month period ended July 4, 2025 as compared to the comparable period in 2024, driven by the increase in the Company’s SG&A expenses exceeding the increase in the Company’s sales. SG&A expenses as a percentage of sales were flat during the six-month period ended July 4, 2025 as compared to the comparable period in 2024.
R&D expenses as a percentage of sales increased by 20 basis points and were flat during the three and six-month periods ended July 4, 2025, respectively, as compared to the comparable periods in 2024. The increase in R&D expenses in the three-month period ended July 4, 2025 as compared to the comparable period in 2024 is primarily driven by growth related R&D initiatives.
Operating Profit Performance
Operating profit margins were 22.8% for the three-month period ended July 4, 2025 as compared to 23.2% for the three-month period ended June 28, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Second quarter 2025 vs. second quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact during 2025 of acquisitions and dispositions - 30 basis points
•Costs incurred during the second quarter of 2025 related to certain strategic initiatives - 20 basis points
Second quarter 2025 vs. second quarter 2024 operating profit margin comparisons were favorably impacted by:
•Higher second quarter 2025 core sales, partially offset by incremental labor costs and the impact of product mix - 10 basis points
Operating profit margins were 23.5% for the six-month period ended July 4, 2025 as compared to 23.4% for the six-month period ended June 28, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•Costs incurred during 2024 related to the Separation from Danaher - 10 basis points
•Higher 2025 core sales, partially offset by incremental labor costs and the impact of product mix - 40 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact during 2025 of acquisitions and dispositions - 20 basis points
•Costs incurred during 2025 related to certain strategic initiatives - 20 basis points
WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.

Water Quality Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Sales	$825	$777	$1,619	$1,526
Operating profit	211	188	409	369
Depreciation	7	6	13	12
Amortization of intangible assets	3	4	5	9
Operating profit as a % of sales	25.6%	24.2%	25.3%	24.2%
Depreciation as a % of sales	0.8%	0.8%	0.8%	0.8%
Amortization as a % of sales	0.4%	0.5%	0.3%	0.6%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended July 4, 2025 vs. Comparable 2024 Period	% Change Six-Month Period Ended July 4, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.2%	6.1%
Impact of:
Acquisitions/divestitures	(0.1)%	—%
Currency exchange rates	(1.1)%	0.1%
Core sales growth (non-GAAP)	5.0%	6.2%
Total Water Quality segment sales increased 6.2% and 6.1% year-over-year during the three and six-month periods ended July 4, 2025, respectively, as compared to the comparable periods in 2024, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 5.6% and 6.7%, and Western Europe, which saw increases of 12.9% and 10.3% for the three and six-month periods ended July 4, 2025, respectively, compared to the comparable periods in 2024.
Price increases in the segment contributed 1.4% and 1.2% to sales growth on a year-over-year basis during the three and six-month periods ended July 4, 2025, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 5.0% and 6.2% year-over-year during the three and six-month periods ended July 4, 2025, respectively. Geographically, core sales growth was driven by increases of 5.7% in North America and 11.4% in Western Europe during the three-month period ended July 4, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 4.7%, driven by high-single digit increases in Latin America, partially offset by high-single digit decreases in China. Geographically, core sales growth was driven by increases of 7.0% in North America and 11.3% in Western Europe during the six-month period ended July 4, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 4.0%, driven by high-single digit increases in Latin America, partially offset by high-single digit decreases in China.
The increase in core sales during the three and six-month periods ended July 4, 2025 was driven by the chemical treatment solutions business and, to a lesser extent, the analytical instrumentation business. Core sales in the chemical treatment solutions business increased 4.8% and 7.8% year-over-year in the three and six-month periods ended July 4, 2025, respectively, as a result of increased core sales across most major end-markets. Core sales in the analytical instrumentation business increased 4.4% and 5.1% year-over-year for the three and six-month periods ended July 4, 2025, respectively, as a result of increased core sales across Western Europe and North America.
Operating Profit Performance
Operating profit margins were 25.6% for the three-month period ended July 4, 2025 as compared to 24.2% for the three-month period ended June 28, 2024. The following factors impacted year-over-year operating profit margin comparisons:

Second quarter 2025 vs. second quarter 2024 operating profit margin comparisons were favorably impacted by:
•Higher second quarter 2025 core sales, partially offset by incremental labor costs and the impact of product mix - 150 basis points
Second quarter 2025 vs. second quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact during 2025 of acquisitions and dispositions -10 basis points
Operating profit margins were 25.3% for the six-month period ended July 4, 2025 as compared to 24.2% for the six-month period ended June 28, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales, partially offset by incremental labor costs and the impact of product mix - 110 basis points
PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Sales	$546	$511	$1,084	$1,008
Operating profit	134	135	280	268
Depreciation	3	4	7	8
Amortization of intangible assets	6	6	13	12
Operating profit as a % of sales	24.5%	26.4%	25.8%	26.6%
Depreciation as a % of sales	0.5%	0.8%	0.6%	0.8%
Amortization as a % of sales	1.1%	1.2%	1.2%	1.2%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended July 4, 2025 vs. Comparable 2024 Period	% Change Six-Month Period Ended July 4, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.8%	7.5%
Impact of:
Acquisitions/divestitures	—%	(0.6)%
Currency exchange rates	(2.2)%	(0.5)%
Core sales growth (non-GAAP)	4.6%	6.4%
Total Product Quality & Innovation segment sales increased 6.8% and 7.5% year-over-year during the three and six-month periods ended July 4, 2025, respectively, primarily as a result of changes in core sales driven by the factors discussed below. Geographically, sales growth was driven by North America which saw increases of 8.2% and 9.5% and Western Europe which saw increases of 5.9% and 6.6% during the three and six-month periods ended July 4, 2025, respectively, compared to the comparable periods in 2024. Sales in high-growth markets increased 6.2% and 6.4% during the three and six-month periods ended July 4, 2025, respectively, compared to the comparable periods in 2024.
Price increases in the segment contributed 2.2% and 1.9% to sales growth on a year-over-year basis during the three and six-month periods ended July 4, 2025, respectively, and are reflected as a component of the change in core sales growth.

Core sales in the Product Quality & Innovation segment increased 4.6% and 6.4% year-over-year during the three and six-month periods ended July 4, 2025, respectively. Geographically, core sales growth was driven by increases of 5.3% in North America and 2.1% in Western Europe during the three-month period ended July 4, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 7.6%, driven by mid-single digit increases in Latin America and low-double digit increases in China. Geographically, core sales growth was driven by increases of 6.1% in North America and 6.0% in Western Europe during the six-month period ended July 4, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 8.3%, driven by mid-single digit increases in Latin America and low-double digit increases in China.
From a product line perspective, core sales in the marking and coding business increased 3.5% and 5.9% year-over-year during the three and six-month periods ended July 4, 2025, driven by higher demand across most major end-markets and geographies. Core sales in the packaging and color solutions business increased 7.0% and 7.6% year-over-year during the three and six-month periods ended July 4, 2025, respectively, driven by continued demand for digital workflow solutions in most major end-markets.
Operating Profit Performance
Operating profit margins were 24.5% for the three-month period ended July 4, 2025 as compared to 26.4% for the three-month period ended June 28, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Second quarter 2025 vs. second quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact in 2025 of acquisitions and dispositions - 50 basis points
•Incremental labor costs and research and development growth initiatives, partially offset by higher second quarter 2025 core sales - 140 basis points
Operating profit margins were 25.8% for the six-month period ended July 4, 2025 as compared to 26.6% for the six-month period ended June 28, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact in 2025 of acquisitions and dispositions - 60 basis points
•Incremental labor costs, sales and marketing growth initiatives, and the impact of product mix, partially offset by higher 2025 core sales - 20 basis points
OTHER INCOME (EXPENSE), NET
Other income (expense), net included a loss on the disposition of a product line of $6 million during the six-month period ended July 4, 2025, and a $15 million loss on the disposition of a product line net of $1 million net periodic benefit costs related to non-contributory defined benefit pension plans and other postretirement employee benefit plans, which includes the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest during the six-month period ended June 28, 2024.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $28 million and $55 million was recorded for the three and six-month periods ended July 4, 2025, respectively, compared to net interest expense of $30 million and $58 million for the three and six-month periods ended June 28, 2024, respectively, arising from our outstanding indebtedness, which was incurred in September 2023.
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
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Effective tax rate	22.1%	24.8%	22.1%	25.6%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended July 4, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above.
The effective tax rate for the six-month period ended July 4, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $2 million, and a net discrete benefit of $2 million related primarily to the impact of excess tax benefits from stock-based compensation, partially offset by the impact of uncertain tax positions. The net discrete benefit decreased the effective tax rate by 0.3% for the six-month period ended July 4, 2025.
The effective tax rate for the three-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $3 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.1% for the three-month period ended June 28, 2024.
The effective tax rate for the six-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, and a net discrete expense of $4 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.3% for the six-month period ended June 28, 2024.
On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. As the Company’s fiscal quarter ended July 4, 2025 included the enactment date, the Company has considered the impact on the condensed consolidated financial statements and concluded it is immaterial. The Company is in the process of evaluating the financial statement impact of these provisions effective in future periods, however, the Company does not expect the OBBBA to have a material impact on the consolidated financial statements.
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
COMPREHENSIVE INCOME
In 2025, comprehensive income increased $166 million for the three-month period ended July 4, 2025 as compared to the comparable period in 2024, primarily driven by gains from foreign currency translation adjustments and to a lesser extent higher net earnings during the three-month period ended July 4, 2025. Comprehensive income increased $292 million for the six-month period ended July 4, 2025 as compared to the comparable period in 2024, primarily driven by gains from foreign currency translation adjustments and to a lesser extent net earnings during the six-month period ended July 4, 2025. The Company recorded foreign currency translation gain of $153 million, offset by an unrealized loss on net investment hedge of $32 million for the three-month period ended July 4, 2025. The foreign currency translation gains were driven by the weakening of the U.S. dollar against most major foreign currencies in the period, compared to losses of $29 million, offset by an unrealized gain on net investment hedge of $3 million for the three-month period ended June 28, 2024. The foreign currency translation losses during the three-month period ended June 28, 2024 were primarily driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. The Company recorded foreign currency translation gain of $234 million, offset by an unrealized loss on net investment hedge of $54 million for the six-month period ended July 4, 2025. The foreign currency translation gains were driven by the weakening of the U.S. dollar against most major foreign currencies in the period, compared to losses of $65 million, offset by an unrealized gain on net investment hedge of $12 million for the six-month period ended June 28, 2024. The foreign currency translation losses during the six-month period ended June 28, 2024 were primarily driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.
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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Six-Month Period Ended
($ in millions)	July 4, 2025	June 28, 2024
Net cash provided by operating activities	$496	$366

Payments for additions to property, plant and equipment	$(31)	$(24)
All other investing activities	(20)	(10)
Net cash used in investing activities	$(51)	$(34)

Payment of dividends	$(54)	$(44)
Proceeds from the issuance of common stock in connection with stock-based compensation	13	11
Net cash used in financing activities	$(41)	$(33)
•Operating cash flows increased $130 million, or 36%, during the six-month period ended July 4, 2025 as compared to the comparable period in 2024, primarily driven by higher net income, partially offset by changes in net working capital.
•Net cash used in investing activities increased $17 million for the six-month period ended July 4, 2025 as compared to the comparable period in 2024, primarily driven by a $10 million increase in cash used in other investing activities and a $7 million increase in capital expenditures. Other investing activities is comprised of immaterial acquisition and disposition activity.
•Net cash used in financing activities increased $8 million for the six-month period ended July 4, 2025 as compared to the comparable period in 2024 primarily driven by the payment of dividends.
Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended July 4, 2025 were $54 million.
In the second quarter of 2025, the Company declared a regular quarterly dividend of $0.11 per share of Company common stock payable on July 31, 2025 to holders of record as of June 30, 2025.
Cash and Cash Requirements
As of July 4, 2025, the Company held approximately $1.6 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $676 million was held within the United States and approximately $883 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. In general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on such distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. However, the Company could make a distribution to the extent it has been previously taxed on such earnings in the United States. The potential tax implications of repatriating previously taxed earnings are driven by the facts at the time of distribution with the incremental cost to repatriate these earnings not expected to be material. As of July 4, 2025, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2024 Annual Report on Form 10-K. There were no material changes during the three-month period ended July 4, 2025 to this information as reported in the 2024 Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended July 4, 2025 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2024 Annual Report on Form 10-K, and as updated in the Company’s Form 10-Q for the period ended April 4, 2025.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
On May 28, 2025, Jennifer L. Honeycutt, Veralto’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act to sell up to 31,938 shares of common stock, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on May 29, 2026, or when all of the shares under the plan are sold.
No other directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of Veralto Corporation (incorporated by reference to Exhibit 3.1 to Veralto Corporation’s Current Report on Form 8-K filed May 15, 2025)
3.2	Second Amended and Restated Bylaws of Veralto Corporation (incorporated by reference to Exhibit 3.2 to Veralto Corporation’s Current Report on Form 8-K filed May 15, 2025)
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERALTO CORPORATION

Date:	July 28, 2025	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	July 28, 2025	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer