Form 10-Q
period 2025-10-03
Veralto Corp
filed 2025-10-29
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 22, 2025 was 248,297,345.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	October 3, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,775	$1,101
Trade accounts receivable, less allowance for credit losses of $37 as of both dates	875	812
Inventories:
Finished goods	158	122
Work in process	48	39
Raw materials	134	127
Total inventories	340	288
Prepaid expenses and other current assets	205	186
Total current assets	3,195	2,387
Property, plant and equipment, net of accumulated depreciation of $529 and $485, respectively	285	268
Other long-term assets	596	523
Goodwill	2,824	2,693
Other intangible assets, net	529	535
Total assets	$7,429	$6,406
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$700	$—
Trade accounts payable	400	395
Accrued expenses and other liabilities	937	850
Total current liabilities	2,037	1,245
Other long-term liabilities	572	517
Long-term debt	1,972	2,599
Stockholders' Equity:
Preferred stock - $0.01 par value as of October 3, 2025 and December 31, 2024, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value as of October 3, 2025 and December 31, 2024, 1.0 billion shares authorized as of both dates; and 248.3 million and 247.4 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,255	2,190
Retained earnings	1,522	917
Accumulated other comprehensive loss	(932)	(1,071)
Total Veralto stockholders' equity	2,847	2,038
Noncontrolling interests	1	7
Total stockholders' equity	2,848	2,045
Total liabilities and stockholders' equity	$7,429	$6,406
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Sales	$1,404	$1,314	$4,107	$3,848
Cost of sales	(560)	(531)	(1,636)	(1,544)
Gross profit	844	783	2,471	2,304
Operating costs:
Selling, general and administrative expenses	(451)	(412)	(1,312)	(1,220)
Research and development expenses	(67)	(63)	(198)	(184)
Operating profit	326	308	961	900
Nonoperating income (expense):
Other income (expense), net	1	5	(5)	(9)
Interest expense, net	(21)	(27)	(76)	(85)
Earnings before income taxes	306	286	880	806
Income taxes	(67)	(67)	(194)	(200)
Net earnings	$239	$219	$686	$606

Net earnings per common share:
Basic	$0.96	$0.89	$2.76	$2.45
Diluted	$0.95	$0.88	$2.74	$2.43
Average common stock and common equivalent shares outstanding:
Basic	248.5	247.4	248.2	247.2
Diluted	250.6	250.0	250.2	249.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net earnings	$239	$219	$686	$606
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(34)	88	200	23
Pension and post-retirement plan benefit adjustments	—	(1)	(1)	(1)
Unrealized gain (loss) on net investment hedges	(6)	(18)	(60)	(6)
Total other comprehensive income (loss), net of income taxes	(40)	69	139	16
Comprehensive income	$199	$288	$825	$622
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2024	247.4	$2	$2,190	$917	$(1,071)	$7
Net earnings for the period	—	—	—	225	—	—
Dividends declared	—	—	—	(28)	—	—
Separation related adjustments	—	—	(9)	—	—	—
Other comprehensive income (loss)	—	—	—	—	58	—
Common stock-based award activity	0.4	—	18	—	—	—
Balance, April 4, 2025	247.8	$2	$2,199	$1,114	$(1,013)	$7
Net earnings for the period	—	—	—	222	—	—
Dividends declared	—	—	—	(26)	—	—
Other comprehensive income (loss)	—	—	—	—	121	—
Common stock-based award activity	0.3	—	34	—	—	—
Change in noncontrolling interests	—	—	—	—	—	1
Balance, July 4, 2025	248.1	$2	$2,233	$1,310	$(892)	$8
Net earnings for the period	—	—	—	239	—	—
Dividends declared	—	—	—	(27)	—	—
Other comprehensive income (loss)	—	—	—	—	(40)	—
Common stock-based award activity	0.2	—	28	—	—	—
Change in noncontrolling interests	—	—	—	—	—	2
Purchase of noncontrolling interests	—	—	(6)	—	—	(9)
Balance, October 3, 2025	248.3	$2	$2,255	$1,522	$(932)	$1

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2023	246.3	$2	$2,157	$178	$(954)	$6
Net earnings for the period	—	—	—	184	—	—
Dividends declared	—	—	—	(22)	—	—
Separation related adjustments	—	—	(54)	—	—	—
Other comprehensive income (loss)	—	—	—	—	(27)	—
Common stock-based award activity	0.5	—	18	—	—	—
Balance, March 29, 2024	246.8	$2	$2,121	$340	$(981)	$6
Net earnings for the period	—	—	—	203	—	—
Dividends declared	—	—	—	(22)	—	—
Other comprehensive income (loss)	—	—	—	—	(26)	—
Common stock-based award activity	0.3	—	29	—	—	—
Balance, June 28, 2024	247.1	$2	$2,150	$521	$(1,007)	$6
Net earnings for the period	—	—	—	219	—	—
Dividends declared	—	—	—	(23)	—	—
Other comprehensive income (loss)	—	—	—	—	69	—
Common stock-based award activity	0.1	—	23	—	—	—
Balance, September 27, 2024	247.2	$2	$2,173	$717	$(938)	$6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities:
Net earnings	$686	$606
Noncash items:
Depreciation	31	30
Amortization of intangible assets	27	28
Stock-based compensation expense	61	52
Loss on product line dispositions	6	15
Change in trade accounts receivable, net	(29)	(7)
Change in inventories	(39)	(26)
Change in trade accounts payable	(8)	(10)
Change in prepaid expenses and other assets	(46)	(16)
Change in accrued expenses and other liabilities	77	(82)
Net cash provided by operating activities	766	590
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(43)	(33)
All other investing activities	(20)	(7)
Net cash used in investing activities	(63)	(40)
Cash flows from financing activities:
Payment of dividends	(82)	(67)
Proceeds from the issuance of common stock in connection with stock-based compensation	20	18
All other financing activities	(15)	—
Net cash used in financing activities	(77)	(49)
Effect of exchange rate changes on cash and cash equivalents	48	4
Net change in cash and cash equivalents	674	505
Beginning balance of cash and cash equivalents	1,101	762
Ending balance of cash and cash equivalents	$1,775	$1,267
Supplemental disclosures:
Cash interest payments	$136	$137
Cash income tax payments	$124	$209
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
In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of October 3, 2025 and December 31, 2024, and its results of operations for the three and nine-month periods ended October 3, 2025 and September 27, 2024 and its cash flows for each of the nine-month periods then ended.
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
Operating Leases—As of October 3, 2025 and December 31, 2024, operating lease right-of-use assets where the Company was the lessee were $187 million and $159 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $198 million and $168 million as of October 3, 2025 and December 31, 2024, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets are prepaid expenses of $138 million and $110 million as of October 3, 2025 and December 31, 2024, respectively.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency denominated debt and cross-currency swaps. When utilized, the derivative instruments are recorded on the Consolidated Condensed Balance Sheets as either an asset or liability measured at fair value. To the extent the derivative instrument qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Notes 7 and 9 for additional information.

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
Information related to the calculation of net earnings per common share for the three and nine-month periods ended October 3, 2025 and September 27, 2024 is summarized as follows:

	Three-Month Period Ended		Nine-Month Period Ended
($ and shares in millions, except per share amounts)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Numerator:
Net earnings	$239	$219	$686	$606

Denominator:
Weighted average common shares outstanding used in Basic EPS	248.5	247.4	248.2	247.2
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	2.1	2.6	2.0	2.2
Weighted average common shares outstanding used in Diluted EPS	250.6	250.0	250.2	249.4

Basic EPS	$0.96	$0.89	$2.76	$2.45
Diluted EPS	$0.95	$0.88	$2.74	$2.43

NOTE 3. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended October 3, 2025 and September 27, 2024. Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended October 3, 2025:
Geographical region:
North America(a)	$497	$190	$687
Western Europe	148	161	309
Other developed markets	17	12	29
High-growth markets(b)	194	185	379
Total	$856	$548	$1,404

Revenue type:
Recurring	$521	$355	$876
Nonrecurring	335	193	528
Total	$856	$548	$1,404

For the Three-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$469	$168	$637
Western Europe	136	149	285
Other developed markets	17	12	29
High-growth markets(b)	179	184	363
Total	$801	$513	$1,314

Revenue type:
Recurring	$478	$327	$805
Nonrecurring	323	186	509
Total	$801	$513	$1,314

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Nine-Month Period Ended October 3, 2025:
Geographical region:
North America(a)	$1,437	$560	$1,997
Western Europe	438	483	921
Other developed markets	49	38	87
High-growth markets(b)	551	551	1,102
Total	$2,475	$1,632	$4,107

Revenue type:
Recurring	$1,484	$1,049	$2,533
Nonrecurring	991	583	1,574
Total	$2,475	$1,632	$4,107

For the Nine-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$1,350	$506	$1,856
Western Europe	399	451	850
Other developed markets	49	36	85
High-growth markets(b)	529	528	1,057
Total	$2,327	$1,521	$3,848

Revenue type:
Recurring	$1,393	$964	$2,357
Nonrecurring	934	557	1,491
Total	$2,327	$1,521	$3,848
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended October 3, 2025 and September 27, 2024, lease revenue was $26 million and $20 million, respectively. For the nine-month periods ended October 3, 2025 and September 27, 2024, lease revenue was $69 million and $59 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of October 3, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $321 million. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months, 32% over the subsequent 12 months, and the remainder recognized thereafter.

The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of October 3, 2025 and December 31, 2024, contract liabilities were $283 million and $254 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the nine-month periods ended October 3, 2025 and September 27, 2024 that was included in the opening contract liability balance was $166 million and $171 million, respectively.
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

Detailed segment data for the three and nine-month periods ended October 3, 2025 and September 27, 2024 is as follows:

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Sales:
Water Quality	$856	$801	$2,475	$2,327
Product Quality & Innovation	548	513	1,632	1,521
Total	$1,404	$1,314	$4,107	$3,848

Operating profit:
Water Quality	$222	$195	$631	$564
Product Quality & Innovation	133	137	413	405
Other	(29)	(24)	(83)	(69)
Total	$326	$308	$961	$900

Depreciation and amortization of intangible assets:
Water Quality	$10	$11	$28	$32
Product Quality & Innovation	10	6	30	26
Total	$20	$17	$58	$58

Capital expenditures:
Water Quality	$6	$7	$22	$21
Product Quality & Innovation	6	2	21	9
Other	—	—	—	3
Total	$12	$9	$43	$33
Identifiable assets by segment as of October 3, 2025 and December 31, 2024 are as follows:

($ in millions)	October 3, 2025	December 31, 2024
Water Quality	$2,857	$2,450
Product Quality & Innovation	2,860	2,657
Other	1,712	1,299
Total	$7,429	$6,406

Reconciliations of total segment sales to total segment operating profit and of total segment operating profit to total consolidated earnings before income taxes, for the three and nine-month periods ended October 3, 2025 and September 27, 2024 are as follows:

	Three-Month Period Ended October 3, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$856	$548	$—	$1,404
Less: other segment items	(634)	(415)	(29)	(1,078)
Segment operating profit	$222	$133	$(29)	$326
Other income (expense), net				1
Interest expense, net				(21)
Earnings before income taxes				$306

	Three-Month Period Ended September 27, 2024
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$801	$513	$—	$1,314
Less: other segment items	(606)	(376)	(24)	(1,006)
Segment operating profit	$195	$137	$(24)	$308
Other income (expense), net				5
Interest expense, net				(27)
Earnings before income taxes				$286

	Nine-Month Period Ended October 3, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$2,475	$1,632	$—	$4,107
Less: other segment items	(1,844)	(1,219)	(83)	(3,146)
Segment operating profit	$631	$413	$(83)	$961
Other income (expense), net				(5)
Interest expense, net				(76)
Earnings before income taxes				$880

	Nine-Month Period Ended September 27, 2024
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$2,327	$1,521	$—	$3,848
Less: other segment items	(1,763)	(1,116)	(69)	(2,948)
Segment operating profit	$564	$405	$(69)	$900
Other income (expense), net				(9)
Interest expense, net				(85)
Earnings before income taxes				$806

NOTE 5. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Effective tax rate	21.9%	23.4%	22.0%	24.8%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended October 3, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above and a net discrete provision of $1 million related primarily to the impact of uncertain tax positions, partially offset by the impact of a German tax rate change on deferred taxes. The net discrete provision increased the effective tax rate by 0.3% for the three-month period ended October 3, 2025.
The effective tax rate for the nine-month period ended October 3, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $2 million, and a net discrete benefit of $1 million related primarily to the impact of a German tax rate change on deferred taxes, partially offset by the impact of uncertain tax positions. The net discrete benefit decreased the effective tax rate by 0.1% for the nine-month period ended October 3, 2025.
The effective tax rate for the three-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $1 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 0.3% for the three-month period ended September 27, 2024.
The effective tax rate for the nine-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, and a net discrete expense of $5 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.0% for the nine-month period ended September 27, 2024.
On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”)) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. The Company has considered the impact on the condensed consolidated financial statements and concluded it is immaterial.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 6 to the financial statements included within the 2024 Annual Report on Form 10-K.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill:

($ in millions)
Balance, December 31, 2024	$2,693
Attributable to 2025 acquisitions	14
Attributable to 2025 divestitures	(2)
Foreign currency translation and other	119
Balance, October 3, 2025	$2,824
The carrying value of goodwill by segment is summarized as follows:

($ in millions)	October 3, 2025	December 31, 2024
Water Quality	$1,329	$1,256
Product Quality & Innovation	1,495	1,437
Total	$2,824	$2,693
The Company has not identified any goodwill impairment indicators in the three and nine-month periods ended October 3, 2025.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified any impairment triggers in the three and nine-month periods ended October 3, 2025.
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 3, 2025
Liabilities:
Deferred compensation liabilities	$41	$—	$—	$41
Cross-currency swap derivative contracts	—	10	—	10
Total Liabilities	$41	$10	$—	$51

December 31, 2024
Liabilities:
Deferred compensation liabilities	$32	$—	$—	$32
Total Liabilities	$32	$—	$—	$32

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
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 9 for additional information.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows:

	October 3, 2025		December 31, 2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt Obligations:
Current portion of long-term debt	$700	$708	$—	$—
Long-term debt	1,972	2,053	2,599	2,638
As of October 3, 2025 and December 31, 2024, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 8. FINANCING
As of October 3, 2025, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows:

($ in millions)	Outstanding Amount
Description and Aggregate Principal Amount	October 3, 2025	December 31, 2024
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$700	$697
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	696	696
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	583	513
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	693
Total debt	2,672	2,599
Less: current portion of long-term debt	(700)	—
Long-term debt	$1,972	$2,599
Unamortized debt discounts and debt issuance costs totaled $15 million and $19 million as of October 3, 2025 and December 31, 2024, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2024 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of October 3, 2025.
NOTE 9. DERIVATIVES AND HEDGING TRANSACTIONS
On July 29, 2025, the Company entered into cross-currency swap derivative contracts with a total notional amount of $410 million to partially hedge its net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the euro and Swiss franc. These contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and effectively convert U.S. dollar-denominated bonds to obligations denominated in the hedged currency. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. The interest income or expense from these swaps is recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature in September 2030 and September 2033.
In September 2023, the Company issued €500 million of foreign currency denominated long-term debt that is designated as a partial hedge of its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. This foreign currency denominated long-term debt issuance is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of this debt instrument is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. This instrument matures in September 2031.
The following table summarizes the notional values as of October 3, 2025 and September 27, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated OCI for the three and nine-month periods ended October 3, 2025 and September 27, 2024:

($ in millions)	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended October 3, 2025:
Net investment hedges:
Cross-currency contracts	$410	$(10)	$—
Foreign currency denominated debt	583	2	—
Total	$993	$(8)	$—

For the Three-Month Period Ended September 27, 2024:
Net investment hedges:
Foreign currency denominated debt	$554	$(23)	$—

For the Nine-Month Period Ended October 3, 2025:
Net investment hedges:
Cross-currency contracts	$410	$(10)	$—
Foreign currency denominated debt	583	(69)	—
Total	$993	$(79)	$—

For the Nine-Month Period Ended September 27, 2024:
Net investment hedges:
Foreign currency denominated debt	$554	$(7)	$—
Gains or losses related to the net investment hedges are classified as net investment hedges adjustments in the schedule of changes in OCI in Note 11, as these items are attributable to the Company’s hedge of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedges from accumulated other comprehensive income (loss) to earnings during the three and nine-month periods ended October 3, 2025 and September 27, 2024. In addition, the Company did not have any ineffectiveness related to the net investment hedges during the three and nine-month periods ended October 3, 2025 and September 27, 2024, and should they arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows, except for cash flows from the periodic interest settlements on the cross-currency swaps which are reported as cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instrument designated and qualifying as a net investment hedge, were classified in the Company’s Consolidated Condensed Balance Sheets as follows:

($ in millions)	October 3, 2025	December 31, 2024
Derivative instruments
Other long-term liabilities	$10	$—

Nonderivative hedging instruments
Long-term debt	$583	$513
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.
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
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of October 3, 2025 and December 31, 2024, the Company had accrued warranty liabilities of $31 million and $30 million, respectively.
NOTE 11. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2024 included within the 2024 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended October 3, 2025 and September 27, 2024 was $21 million and $17 million, respectively. The Company’s stock-based compensation expense for the nine-month periods ended October 3, 2025 and September 27, 2024 was $61 million and $52 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of October 3, 2025, $45 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of October 3, 2025, $40 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) refers to certain gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Net investment hedge adjustments reflect the gains or losses on the foreign currency denominated long-term debt issuance designated as a nonderivative hedging instrument, as well as the Company’s cross-currency swap derivatives designated as net investment hedges, net of any income tax impacts.

Pension and postretirement plan benefit adjustments relate to unrecognized prior service credits and actuarial losses.
The changes in accumulated other comprehensive income (loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Other Comprehensive Income (Loss)
For the Three-Month Period Ended October 3, 2025:
Balance, July 4, 2025	$(844)	$(42)	$(6)		$(892)
Other comprehensive income (loss):
Increase (decrease)	(34)	(8)	—		(42)
Income tax impact	—	2	—		2
Net other comprehensive income (loss), net of income taxes	(34)	(6)	—		(40)
Balance, October 3, 2025	$(878)	$(48)	$(6)		$(932)

For the Three-Month Period Ended September 27, 2024:
Balance, June 28, 2024	$(1,004)	$(2)	$(1)		$(1,007)
Other comprehensive income (loss):
Increase (decrease)	88	(23)	—		65
Income tax impact	—	5	—		5
Other comprehensive income (loss) before reclassifications, net of income taxes	88	(18)	—		70
Reclassification adjustments:
Decrease	—	—	(1)	(a)	(1)
Reclassification adjustments, net of income taxes	—	—	(1)		(1)
Net other comprehensive income (loss), net of income taxes	88	(18)	(1)		69
Balance, September 27, 2024	$(916)	$(20)	$(2)		$(938)

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Other Comprehensive Income (Loss)
For the Nine-Month Period Ended October 3, 2025:
Balance, December 31, 2024	$(1,078)	$12	$(5)		$(1,071)
Other comprehensive income (loss):
Increase (decrease)	200	(79)	(1)		120
Income tax impact	—	19	—		19
Net other comprehensive income (loss), net of income taxes	200	(60)	(1)		139
Balance, October 3, 2025	$(878)	$(48)	$(6)		$(932)

For the Nine-Month Period Ended September 27, 2024:
Balance, December 31, 2023	$(939)	$(14)	$(1)		$(954)
Other comprehensive income (loss):
Increase (decrease)	23	(7)	—		16
Income tax impact	—	1	—		1
Other comprehensive income (loss) before reclassifications, net of income taxes	23	(6)	—		17
Reclassification adjustments:
Decrease	—	—	(1)	(a)	(1)
Reclassification adjustments, net of income taxes	—	—	(1)		(1)
Net other comprehensive income (loss), net of income taxes	23	(6)	(1)		16
Balance, September 27, 2024	$(916)	$(20)	$(2)		$(938)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost.

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
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2024, included within the 2024 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three and nine-month periods ended October 3, 2025 included in this Quarterly Report on Form 10-Q (this “Report”).
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
•Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our earnings. In addition, challenges to tax positions taken through audits by tax authorities could result in additional tax payments for prior periods.
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
•Certain of Veralto’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Danaher. Also, certain of Danaher’s current directors and a former Danaher officer and former Danaher employee are part of Veralto’s Board, which may create conflicts of interest or the appearance of conflicts of interest.
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
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 62% of total sales during the nine months ended October 3, 2025. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.

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
Business Performance
During the three-month period ended October 3, 2025, overall revenues increased 6.9% and core sales increased 5.1% compared to the comparable period in 2024 with growth in both segments. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.5% and 0.3%, respectively, during the three-month period ended October 3, 2025 compared to the comparable period in 2024. For the nine-month period ended October 3, 2025, overall revenues increased 6.7% and core sales increased 5.9%, compared to the comparable period in 2024. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 0.5% and 0.3%, respectively during the nine-month period ended October 3, 2025 compared to the comparable period in 2024. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales during the three-month period ended October 3, 2025 in developed markets increased year-over-year by 7.8%, driven by increased sales of 7.8% in North America and 8.4% in Western Europe. Sales in high-growth markets increased 4.4% year-over-year. For the same period, core sales in developed markets increased 5.5% driven by increased core sales of 6.9% in North America and 2.5% in Western Europe. Core sales in high-growth markets increased 4.3% driven by mid-single digit increases in Latin America.
Geographically, the Company’s sales during the nine-month period ended October 3, 2025 in developed markets increased year-over-year by 7.7%, driven by increased sales of 7.6% in North America, 8.4% in Western Europe, and 2.4% in other developed markets. Sales in high-growth markets increased 4.3% year-over-year. For the same period, core sales in developed markets increased 6.3% driven by increased core sales of 6.8% in North America and 5.6% in Western Europe. Core sales in high-growth markets increased 5.2% driven by high-single digit increases in Latin America.
The Company’s net earnings for the three and nine-month periods ended October 3, 2025 totaled $239 million and $686 million, respectively, compared to $219 million and $606 million, respectively, for the three and nine-month periods ended September 27, 2024. The increase in net earnings during the three and nine-month periods ended October 3, 2025 as compared to the three and nine-month periods ended September 27, 2024 was primarily driven by increased sales, resulting from higher volumes and positive pricing actions, partially offset by higher cost of sales. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three and nine-month periods ended October 3, 2025.
Outlook
Looking out over the balance of 2025, in our Water Quality segment, we continue to expect positive secular growth drivers across municipal and industrial markets, particularly in North America. In our Product Quality & Innovation segment, we expect to see steady demand in the consumer-packaged goods markets as the year progresses.
Across both segments, the Company continuously assesses the potential effects of tariffs and prospective changes in trade policies. The Company’s objective is to implement appropriate countermeasures designed to mitigate the impact of these items, and other forms of macroeconomic volatility. Regardless of market conditions, the Company utilizes VES to promote growth and ongoing improvement.
The Company’s outlook for 2025 reflects its current assessment of the global macro-economic environment, trends in consumer-packaged goods demand, and fluctuations in currency exchange rates, including enacted tariffs and the Company’s actions to mitigate adverse financial impacts. The Company’s ability to meet its expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within the Company’s 2024 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q.
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

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended October 3, 2025 vs. Comparable 2024 Period	% Change Nine-Month Period Ended October 3, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.9%	6.7%
Impact of:
Acquisitions/divestitures	(0.3)%	(0.3)%
Currency exchange rates	(1.5)%	(0.5)%
Core sales growth (non-GAAP)	5.1%	5.9%
2025 Sales Compared to 2024
Total sales increased 6.9% and 6.7% during the three and nine-month periods ended October 3, 2025, respectively, compared to the comparable periods in 2024, primarily as a result of core sales growth driven by the factors discussed below by segment.
Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.5% and 0.3%, respectively, during the three-month period ended October 3, 2025, compared to the comparable period in 2024. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 0.5% and 0.3%, respectively, during the nine-month period ended October 3, 2025, compared to the comparable period in 2024. Price increases contributed 2.4% and 1.8% to sales growth on a year-over-year basis during the three and nine-month periods ended October 3, 2025, respectively, and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for each of the periods indicated were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Water Quality	$856	$801	$2,475	$2,327
Product Quality & Innovation	548	513	1,632	1,521
Total	$1,404	$1,314	$4,107	$3,848
For information regarding the Company’s sales by geographical region, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Sales	$1,404	$1,314	$4,107	$3,848
Cost of sales	(560)	(531)	(1,636)	(1,544)
Gross profit	$844	$783	$2,471	$2,304
Gross profit margin	60.1%	59.6%	60.2%	59.9%
Cost of sales increased by $29 million or 5.5% and by $92 million or 6.0% on a year-over-year basis during the three and nine-month periods ended October 3, 2025, respectively, as compared to the comparable periods in 2024, driven primarily by higher year-over-year sales volumes.
Gross profit margins increased 50 basis points on a year-over-year basis during the three-month period ended October 3, 2025 as compared to the comparable period in 2024, due primarily to positive pricing actions and higher volume, and the net positive impact from the gross profit margin of recent acquisitions. Gross profit margins increased 30 basis points on a year-over-year basis during the nine-month period ended October 3, 2025, as compared to the comparable period in 2024, driven by positive pricing actions and higher volume, and the net positive impact from the gross profit margin of recent acquisitions. The gross profit margin increase was partially offset by incremental year-over-year labor costs and the impact of product mix.

Operating Expenses

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Sales	$1,404	$1,314	$4,107	$3,848
Selling, general and administrative (“SG&A”) expenses	(451)	(412)	(1,312)	(1,220)
Research and development (“R&D”) expenses	(67)	(63)	(198)	(184)
SG&A as a % of sales	32.1%	31.4%	31.9%	31.7%
R&D as a % of sales	4.8%	4.8%	4.8%	4.8%
SG&A expenses as a percentage of sales increased by 70 basis points and by 20 basis points during the three and nine-month periods ended October 3, 2025, respectively, as compared to the comparable periods in 2024, driven by an increase in the Company’s SG&A expenses exceeding the increase in the Company’s sales. The increase in SG&A expenses during the three and nine-month periods ended October 3, 2025 is attributable to incremental labor costs and sales and marketing growth initiatives,
R&D expenses as a percentage of sales were flat during the three and nine-month periods ended October 3, 2025, as compared to the comparable periods in 2024.
Operating Profit Performance
Operating profit margins were 23.2% for the three-month period ended October 3, 2025 as compared to 23.4% for the three-month period ended September 27, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact during 2025 of acquisitions and dispositions - 10 basis points
•Costs incurred during the third quarter of 2025 related to certain strategic initiatives - 10 basis points
•Incremental labor costs and sales and marketing growth initiatives, partially offset by higher third quarter 2025 core sales - 10 basis points
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the third quarter of 2024 related to the acquisition of TraceGains - 10 basis points
Operating profit margins were 23.4% for the nine-month period ended October 3, 2025 as compared to 23.4% for the nine-month period ended September 27, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales, partially offset by incremental labor costs and the impact of product mix - 30 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact during 2025 of acquisitions and dispositions - 20 basis points
•Costs incurred during 2025 related to certain strategic initiatives - 10 basis points
WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.

Water Quality Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Sales	$856	$801	$2,475	$2,327
Operating profit	222	195	631	564
Depreciation	7	7	20	19
Amortization of intangible assets	3	4	8	13
Operating profit as a % of sales	25.9%	24.3%	25.5%	24.2%
Depreciation as a % of sales	0.8%	0.9%	0.8%	0.8%
Amortization as a % of sales	0.4%	0.5%	0.3%	0.6%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended October 3, 2025 vs. Comparable 2024 Period	% Change Nine-Month Period Ended October 3, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	7.0%	6.4%
Impact of:
Acquisitions/divestitures	(0.3)%	(0.1)%
Currency exchange rates	(1.4)%	(0.4)%
Core sales growth (non-GAAP)	5.3%	5.9%
Total Water Quality segment sales increased 7.0% and 6.4% year-over-year during the three and nine-month periods ended October 3, 2025, respectively, as compared to the comparable periods in 2024, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 6.0% and 6.4%, and Western Europe, which saw increases of 8.8% and 9.8% for the three and nine-month periods ended October 3, 2025, respectively, compared to the comparable periods in 2024.
Price increases in the segment contributed 1.7% and 1.4% to sales growth on a year-over-year basis during the three and nine-month periods ended October 3, 2025, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 5.3% and 5.9% year-over-year during the three and nine-month periods ended October 3, 2025, respectively. Geographically, core sales growth was driven by increases of 6.0% in North America and 1.3% in Western Europe during the three-month period ended October 3, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 7.1%, driven by mid-single digit increases in Latin America and low-single digit increases in China. Geographically, core sales growth was driven by increases of 6.6% in North America and 6.0% in Western Europe during the nine-month period ended October 3, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 4.6%, driven by high-single digit increases in Latin America, partially offset by mid-single digit decreases in China.
The increase in core sales during the three and nine-month periods ended October 3, 2025 was driven by the chemical treatment solutions business and, to a lesser extent, the analytical instrumentation business. Core sales in the chemical treatment solutions business increased 5.3% and 6.9% year-over-year in the three and nine-month periods ended October 3, 2025, respectively, as a result of increased core sales across most major end-markets. Core sales in the analytical instrumentation business increased 4.3% and 4.8% year-over-year for the three and nine-month periods ended October 3, 2025, respectively, as a result of increased core sales across Western Europe and North America.
Operating Profit Performance
Operating profit margins were 25.9% for the three-month period ended October 3, 2025 as compared to 24.3% for the three-month period ended September 27, 2024. The following factors impacted year-over-year operating profit margin comparisons:

Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were favorably impacted by:
•The net impact during 2025 of acquisitions and dispositions - 10 basis points
•Higher third quarter 2025 sales, partially offset by incremental labor costs and sales and marketing growth initiatives - 150 basis points
Operating profit margins were 25.5% for the nine-month period ended October 3, 2025 as compared to 24.2% for the nine-month period ended September 27, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales, partially offset by incremental labor costs, sales and marketing growth initiatives and the impact of product mix - 130 basis points
PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Sales	$548	$513	$1,632	$1,521
Operating profit	133	137	413	405
Depreciation	4	3	11	11
Amortization of intangible assets	6	3	19	15
Operating profit as a % of sales	24.3%	26.7%	25.3%	26.6%
Depreciation as a % of sales	0.7%	0.6%	0.7%	0.7%
Amortization as a % of sales	1.1%	0.6%	1.2%	1.0%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended October 3, 2025 vs. Comparable 2024 Period	% Change Nine-Month Period Ended October 3, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.9%	7.3%
Impact of:
Acquisitions/divestitures	(0.3)%	(0.5)%
Currency exchange rates	(2.0)%	(1.0)%
Core sales growth (non-GAAP)	4.6%	5.8%
Total Product Quality & Innovation segment sales increased 6.9% and 7.3% year-over-year during the three and nine-month periods ended October 3, 2025, respectively, primarily as a result of changes in core sales driven by the factors discussed below. Geographically, sales growth was driven by North America which saw increases of 13.1% and 10.7% and Western Europe which saw increases of 8.1% and 7.1% during the three and nine-month periods ended October 3, 2025, respectively, compared to the comparable periods in 2024. Sales in high-growth markets increased 0.5% and 4.4% during the three and nine-month periods ended October 3, 2025, respectively, compared to the comparable periods in 2024.
Price increases in the segment contributed 3.3% and 2.4% to sales growth on a year-over-year basis during the three and nine-month periods ended October 3, 2025, respectively, and are reflected as a component of the change in core sales growth.

Core sales in the Product Quality & Innovation segment increased 4.6% and 5.8% year-over-year during the three and nine-month periods ended October 3, 2025, respectively. Geographically, core sales growth was driven by increases of 9.2% in North America and 3.7% in Western Europe during the three-month period ended October 3, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 1.6%, driven by high-single digit increases in Latin America and low-single digit increases in China. Geographically, core sales growth was driven by increases of 7.1% in North America and 5.2% in Western Europe during the nine-month period ended October 3, 2025 compared to the comparable period in 2024. For the same period, core sales in high-growth markets increased 5.9%, driven by high-single digit increases in Latin America and China.
From a product line perspective, core sales in the marking and coding business increased 5.9% year-over-year during both the three and nine-month periods ended October 3, 2025, driven by higher demand across most major end-markets and geographies. Core sales in the packaging and color solutions business increased 1.6% and 5.6% year-over-year during the three and nine-month periods ended October 3, 2025, respectively, driven by continued demand for digital workflow solutions in most major end-markets.
Operating Profit Performance
Operating profit margins were 24.3% for the three-month period ended October 3, 2025 as compared to 26.7% for the three-month period ended September 27, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact in 2025 of acquisitions and dispositions - 30 basis points
•Incremental labor costs and sales and marketing growth initiatives - 240 basis points
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the third quarter of 2024 related to the acquisition of TraceGains - 30 basis points
Operating profit margins were 25.3% for the nine-month period ended October 3, 2025 as compared to 26.6% for the nine-month period ended September 27, 2024. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact in 2025 of acquisitions and dispositions - 50 basis points
•Incremental labor costs and sales and marketing growth initiatives, partially offset by higher 2025 core sales - 90 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the third quarter of 2024 related to the acquisition of TraceGains - 10 basis points
OTHER INCOME (EXPENSE), NET
Other income (expense), net included a loss on the disposition of a product line of $6 million, net of $1 million net periodic benefit costs, during the nine-month period ended October 3, 2025, and a $10 million net loss on the disposition of two product lines, net of $1 million net periodic benefit costs, during the nine-month period ended September 27, 2024. Net periodic benefit costs during both periods are related to non-contributory defined benefit pension plans and other postretirement employee benefit plans, which includes the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

Net interest expense of $21 million and $76 million was recorded for the three and nine-month periods ended October 3, 2025, respectively, compared to net interest expense of $27 million and $85 million for the three and nine-month periods ended September 27, 2024, respectively, arising from our outstanding indebtedness, which was incurred in September 2023, partially offset by interest income from larger average cash balances in 2025.
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
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Effective tax rate	21.9%	23.4%	22.0%	24.8%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended October 3, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above and a net discrete provision of $1 million related primarily to the impact of uncertain tax positions, partially offset by the impact of a German tax rate change on deferred taxes. The net discrete provision increased the effective tax rate by 0.3% for the three-month period ended October 3, 2025.
The effective tax rate for the nine-month period ended October 3, 2025 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $2 million, and a net discrete benefit of $1 million related primarily to the impact of a German tax rate change on deferred taxes, partially offset by the impact of uncertain tax positions. The net discrete benefit decreased the effective tax rate by 0.1% for the nine-month period ended October 3, 2025.
The effective tax rate for the three-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, net discrete expense of $1 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 0.3% for the three-month period ended September 27, 2024.
The effective tax rate for the nine-month period ended September 27, 2024 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the unfavorable impact of a non-deductible loss on the sale of a product line of $3 million, and a net discrete expense of $5 million related primarily to the impact of uncertain tax positions, partially offset by excess tax benefits from stock-based compensation. The net discrete expense increased the effective tax rate by 1.0% for the nine-month period ended September 27, 2024.
On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”)) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. The Company has considered the impact on the condensed consolidated financial statements and concluded it is immaterial.
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
COMPREHENSIVE INCOME
In 2025, comprehensive income decreased $89 million for the three-month period ended October 3, 2025 as compared to the comparable period in 2024, primarily driven by losses from foreign currency translation adjustments and to a lesser extent unrealized loss on net investment hedges, partially offset by higher net earnings, during the three-month period ended October 3, 2025. Comprehensive income increased $203 million for the nine-month period ended October 3, 2025 as compared to the comparable period in 2024, primarily driven by gains from foreign currency translation adjustments and to a lesser extent net earnings, partially offset by unrealized loss on net investment hedges during the nine-month period ended October 3, 2025. The Company recorded foreign currency translation losses of $34 million and unrealized losses on net investment hedges of $6 million for the three-month period ended October 3, 2025, compared to foreign currency translation gains of $88 million, and unrealized losses on net investment hedge of $18 million for the three-month period ended September 27, 2024. The foreign currency translation losses during the three-month period ended October 3, 2025 were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. The foreign currency translation gains during the the three-month period ended September 27, 2024 were primarily driven by the weakening of the U.S. dollar against most major foreign currencies in the period. The Company recorded foreign currency translation gain of $200 million, and an unrealized loss on net investment hedge of $60 million for the nine-month period ended October 3, 2025, compared to foreign currency translation gains of $23 million, and an unrealized loss on net investment hedge of $6 million for the nine-month period ended September 27, 2024. The foreign currency translation gains during the nine-month period ended October 3, 2025 were driven by the weakening of the U.S. dollar against most major foreign currencies in the period. The foreign currency translation gains during the nine-month period ended September 27, 2024 were primarily driven by the weakening of the U.S. dollar against most major foreign currencies in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Nine-Month Period Ended
($ in millions)	October 3, 2025	September 27, 2024
Net cash provided by operating activities	$766	$590

Payments for additions to property, plant and equipment	$(43)	$(33)
All other investing activities	(20)	(7)
Net cash used in investing activities	$(63)	$(40)

Payment of dividends	$(82)	$(67)
Proceeds from the issuance of common stock in connection with stock-based compensation	20	18
All other financing activities	(15)	—
Net cash used in financing activities	$(77)	$(49)
•Operating cash flows increased $176 million, or 30%, during the nine-month period ended October 3, 2025 as compared to the comparable period in 2024, primarily driven by higher net income, partially offset by changes in net working capital.
•Net cash used in investing activities increased $23 million for the nine-month period ended October 3, 2025 as compared to the comparable period in 2024, primarily driven by a $13 million increase in cash used in other investing activities and a $10 million increase in capital expenditures. Other investing activities is comprised of immaterial acquisition and disposition activity.
•Net cash used in financing activities increased $28 million for the nine-month period ended October 3, 2025 as compared to the comparable period in 2024 primarily driven by the payment of dividends.
Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended October 3, 2025 were $82 million.
In the third quarter of 2025, the Company declared a regular quarterly dividend of $0.11 per share of Company common stock payable on October 31, 2025 to holders of record as of September 30, 2025.
Cash and Cash Requirements
As of October 3, 2025, the Company held approximately $1.8 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $767 million was held within the United States and approximately $1,008 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. In general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on such distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. However, the Company could make a distribution to the extent it has been previously taxed on such earnings in the United States. The potential tax implications of repatriating previously taxed earnings are driven by the facts at the time of distribution with the incremental cost to repatriate these earnings not expected to be material. As of October 3, 2025, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2024 Annual Report on Form 10-K. There were no material changes during the three-month period ended October 3, 2025 to this information as reported in the 2024 Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended October 3, 2025 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2024 Annual Report on Form 10-K, and as updated in the Company’s Form 10-Q for the period ended April 4, 2025.

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
10.1
Separation Agreement and General Release entered into between Sylvia A. Stein and VL Employment LLC, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Current Report on Form 8-K filed August 7, 2025)

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

VERALTO CORPORATION

Date:	October 28, 2025	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	October 28, 2025	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer