Form 10-K
period 2025-12-31
Veralto Corp
filed 2026-02-20
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes   ☐     No  ☒
As of February 13, 2026, the number of shares of Registrant’s common stock outstanding was 247,843,360. The aggregate market value of common stock held by non-affiliates of the Registrant as of July 4, 2025 was $25.7 billion, based upon the closing price of the Registrant’s common stock on the New York Stock Exchange.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2026 Proxy Statement specifically incorporated herein by reference, the 2026 Proxy Statement is not deemed to be filed as part of this Form 10-K.

In this Annual Report, the terms “Veralto” or the “Company” refer to Veralto Corporation, Veralto Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Veralto Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; the impact of global trade policies, tariffs, restrictions on imports, related countermeasures and reciprocal tariffs; future new or modified laws, regulations, accounting pronouncements or public policy changes; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Veralto intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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
•The U.S. government has imposed and may continue to impose significant tariffs or other restrictions on foreign imports, and such trade restrictions or related countermeasures taken by impacted foreign countries could negatively affect our business, results of operations, or financial condition.
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may result in harm to our business and financial statements.
•Non-U.S. economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements.
•Our growth can also suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our business. Our acquisition of businesses, investments, or other strategic relationships could also negatively impact our business and financial statements and our indemnification or insurance rights may not fully protect us from liabilities related thereto.
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
•Certain provisions in Veralto’s certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Veralto, which could decrease the trading price of Veralto’s common stock.
•The forum selection provisions under Veralto’s certificate of incorporation could discourage lawsuits against Veralto and Veralto’s directors, officers, employees and stockholders.
•If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

PART I

ITEM 1. BUSINESS
Our Company
Veralto Corporation’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. We are committed to the advancement of public health and safety and believe we are positioned to support our customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. For decades, we have used our scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries – including municipal utilities, food and beverage, pharmaceutical and industrials – where the consequence of failure is high. Through our core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to our solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. Veralto is headquartered in Waltham, Massachusetts with a workforce of nearly 17,000 employees (whom we refer to as “associates”) as of December 31, 2025, of whom approximately 6,500 were employed in North America, 5,000 were employed in Western Europe, 500 were employed in other developed markets and 5,000 were employed in high-growth markets. Veralto defines high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. Veralto defines developed markets as all markets of the world that are not high-growth markets.
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
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 61% of total sales during the year ended December 31, 2025. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.
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
Veralto uses VES tools to improve our profitability and cash flows, which support our ability to expand our addressable market and improve our market position through investments in areas such as our commercial organization and research and development (“R&D”), including software and digital solutions. Our cash flows also support acquisitions to enhance our product capabilities and expansion into new and attractive markets, which we have successfully done through the acquisition of over 85 businesses over more than two decades.
Our two segments are described below:
Water Quality
Our Water Quality segment provides one of the most comprehensive portfolios of water analytics, and differentiated water treatment solutions that enable the reliable delivery of safe drinking water by public and private utilities - from source water to the consumer and back into the water cycle. In addition, we help improve the efficiency of processes and production operations of our customers and ensure that their wastewater discharge meets regulatory standards and their environmental and sustainability targets. Under our Hach, Trojan Technologies, ChemTreat, and other globally recognized WQ brands, we provide proprietary precision instrumentation and advanced water treatment technologies that our customers rely on to measure, analyze and treat water in residential, commercial, municipal, industrial, research and natural resource applications. In addition to instrumentation, our suite of water solutions includes elements used on a recurring basis such as chemical reagents, services and software. Together, these offerings help promote the quality and reliability of water and optimize our customers’ operations, decision making and regulatory compliance activities.
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
•ChemTreat associates work alongside customers across many industries to understand their water challenges and tailor chemical treatment plans and dosing protocols to help optimize customers’ water usage and maximize reuse, and reduce water pollution; our solutions helped customers save over 88 billion gallons of water in 2025.
•Trojan Technologies offers UV and membrane filtration systems for water disinfection and contaminant removal; our systems support the treatment of 15 trillion gallons of water annually and in turn help to improve access to clean water for more than 312 million people every day.
Product Quality & Innovation
Our Product Quality & Innovation segment provides a broad set of essential solutions that brand owners in consumer packaged goods (“CPG”), food and beverage, pharmaceutical, and industrial sectors use to support product authenticity, traceability, quality control, regulatory compliance, accelerate speed to market, and reduce material costs and waste. Our solutions play a central role in helping our customers convey the quality and safety of their products and build trust with consumers. Under our Videojet, Linx, Esko, X-Rite, Pantone and other globally recognized PQI brands, we provide marking and coding, and packaging and color instrumentation, software, and related consumables. Our customers across consumer, pharmaceutical and industrial sectors utilize our offerings to bring products to market, mark packaging in compliance with industry and regulatory standards and convey the safety of products to customers. Our solutions also enable the effective execution of product recalls, thereby helping to mitigate public health risks. Our software solutions are designed to address higher-value, design-oriented portions of the packaging management value chain, such as digital asset management (“DAM”), marketing resource management (“MRM”) and product information management (“PIM”), that help our customers maximize efficiency of operations while generating an attractive source of recurring sales for us. We serve a majority of the top 25 global CPG brands and a majority of the top 20 pharmaceutical brands use PQI’s solutions, enabling confidence and trust in the brands and products consumers use daily.
Our PQI brands provide brand owners and consumer packaged goods companies with essential solutions that improve their ability to develop, maintain and ensure the authenticity of their brands.
•Videojet, our largest operating company within PQI, and Linx offer technologies that mark and code packaged goods and related consumables. Videojet is a leading provider of inline printing solutions for products and packaging with marking and coding systems used by many of the top global consumer brands. Printing billions of codes a day, our solutions help ensure transparency, safety, authenticity, tracking and traceability throughout the global supply chain.
•Esko facilitates the creation of new packaging designs through design software and imaging systems. Esko’s offerings are extensively used by established and emerging brands and their suppliers, with over 25,000 customers in over 140 countries. TraceGains, acquired in 2024, provides leading cloud-based software solutions that enable connected data and digital workflow management to help consumer brands meet increasingly stringent compliance and reporting regulations for food and beverage safety and traceability.
•X-Rite serves over 13,000 brands and suppliers across 140 countries by providing color management solutions that measure the quality and consistency of color and appearance on printed packages and consumer and industrial products.
•Pantone is the preeminent color standard in the design industry leveraged by designers, marketers and others in the creative community, not only to ensure color standardization but also to understand the impact of color on consumers.
Sales and Distribution
In 2025, Veralto generated $5.5 billion in sales derived from a business mix that is highly diversified by geography and end-market. Our business model is highly resilient with approximately 61% of our sales derived from consumables (e.g., reagents, inks and process chemicals), spare parts, services (e.g., maintenance and inspection), and software (including Software-as-a-Service, or “SaaS”, and term-based licenses). We serve a broad range of customers spanning the municipal, industrial, food and beverage (“F&B”) and CPG end markets, many of which are highly regulated. We generated 48% of our 2025 sales from North America, 23% from Western Europe, 2% from other developed markets and 27% from high-growth markets. We define other developed markets as Japan, Australia and New Zealand. We define high-growth markets as developing markets of the world which include Asia (with the exception of Japan, Australia and New Zealand), Latin America (including Mexico), the Middle East, Eastern Europe and Africa. Our strategic investments in these markets have scaled our presence in high-growth markets to approximately 5,000 associates with 9 local manufacturing facilities.
Veralto distributes approximately 18% of its technology and equipment products through third-party distributors. No individual customer accounted for more than 10% of sales in 2025, 2024 or 2023.
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
Sustainability
We are deeply aware of our responsibility to our stakeholders and the opportunities before us to make a global difference-through our innovative products, our impact on the planet, and our people-as reflected in our unifying purpose, Safeguarding the World’s Most Vital ResourcesTM. In particular:
•At our core, the products and services we offer are directly linked to the sustainability objectives of many of our customers. For example:
◦Our WQ segment offers products and services that enable municipalities to deliver clean water while helping industrial customers to be good stewards of water in their processes.

◦Our PQI segment helps our customers safeguard everyday essentials by protecting the food supply chain, ensuring product quality, freshness, and consistency, while maintaining brand authenticity.
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
Materials
Veralto’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Prices of oil and gas affect Veralto’s costs for freight and utilities and also have an indirect impact on the cost of other purchased materials. While the price of, and global instability with respect to the supply of, oil and gas did not materially, adversely affect Veralto’s operations in 2025, Veralto is continuing to monitor the oil and gas and other commodity markets and will seek to mitigate price and/or availability risks as needed. Veralto purchases raw materials from a large number of independent sources around the world. No single supplier is significant to Veralto as a whole, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. Veralto utilizes a number of techniques to address potential disruption and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
Throughout the course of 2025, Veralto has taken substantial actions through the application of VES tools and processes to actively address the impact of various tariffs applied by the U.S. government and reciprocal tariffs from other trading partners. Veralto largely mitigated the impact of these pressures on Veralto’s profitability and as a result these headwinds did not have a material, adverse effect on the business in 2025. These pressures continue to varying degrees as of the date of this Annual Report. We are continuing to work with our suppliers to understand the existing and potential future impacts of these trends on our supply chain and we continue to take actions in an effort to mitigate such impacts, including qualifying additional suppliers. Due to the uncertainty regarding the duration and impact of these trends in 2026, there can be no assurance that these factors will not have an adverse impact on our business and financial statements in the future. For a further discussion of risks related to the materials and components required for Veralto’s operations, refer to “Item 1A. Risk Factors.”
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
Human Capital
As of December 31, 2025, Veralto had nearly 17,000 employees (whom we refer to as “associates”), of whom approximately 6,500 were employed in the North America, 5,000 were employed in Western Europe, 500 were employed in other developed markets and 5,000 were employed in high-growth markets. Approximately 16,500 of our total employees were full-time and 500 were part-time employees. Outside the United States, we have government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe, where many of our employees are represented by unions and/or works councils.
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
Government Contracts
Although the substantial majority of Veralto’s revenue in 2025 was from customers other than governmental entities, Veralto has agreements relating to the sale of products to government entities. As a result, Veralto is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of

Veralto’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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
International Operations
Veralto’s products and services are available worldwide, and its principal markets outside the United States are in Europe, Asia and Latin America. In 2025, Veralto generated 48% of its sales in North America, 23% of its sales in Western Europe, 2% of its sales in other developed markets and 27% of its sales in high-growth markets.
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
Properties
Our corporate headquarters is located in Waltham, Massachusetts in a facility that we lease. As of December 31, 2025, Veralto had facilities in approximately 50 countries, including approximately 60 principal administrative, sales, research and development, manufacturing and distribution facilities. 21 of these facilities are located in the United States in 12 states and 39 are located outside the United States, primarily in Europe and to a lesser extent in Latin America, Asia and Canada. Refer to Note 8 to the audited Consolidated and Combined Financial Statements included in this Annual Report for additional information with respect to our lease commitments. Veralto does not believe that any individual lease agreement is material to the Company as a whole.
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
The U.S. government has imposed and may continue to impose significant tariffs or other restrictions on foreign imports, and such trade restrictions or related countermeasures taken by impacted foreign countries could negatively affect our business and financial statements.
The U.S. government has imposed significant tariffs or other restrictions on certain foreign imports and has raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other countries and types of foreign imports. For example, since January 2025, the U.S. government has threatened or imposed significant tariffs on imports from China and various new or additional tariffs on imports from other countries with limited, temporary exclusions for certain goods. Any such current or future tariffs, along with other U.S. trade actions, have triggered and could further trigger retaliatory actions by certain affected countries, and other foreign governments may also impose trade measures, including reciprocal tariffs, on other U.S. goods in the future. These tariffs and other trade actions could increase the cost of, and reduce demand for, our products and services, which would adversely impact our business. In addition, political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could adversely affect our business and financial statements.
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
Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may result in harm to our business and financial statements.
We are in the early stages of incorporating artificial intelligence (“AI”) into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. Conversely, any failure to successfully develop and deploy AI in our business activities, products and services could adversely affect our competitiveness (particularly if our competitors successfully deploy AI in their businesses, products and services), and the development and deployment of AI will require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our products or harm to our business and financial statements.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Non-U.S. economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements.
In 2025, approximately 56% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
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
•geopolitical instability arising from or related to military conflicts; and
•public health crises and epidemics.
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
Prices for and availability of the components, raw materials and other commodities we use in our business, as well as for labor, have fluctuated significantly in the past, including during 2025. Please see “Item 1. Business” for a discussion of the inputs we use in our business, supply chain and labor availability disruptions and constraints our businesses have faced and are facing, and the adverse impacts that we have incurred and may incur relating thereto. The supply chains for our businesses can be disrupted by supplier capacity constraints, transportation and logistics issues, fluctuations in demand, decreased availability of key raw materials or commodities, legislative or regulatory changes, bankruptcy or exiting of the business for other reasons and external events such as natural disasters, pandemic health issues, war, terrorist actions and governmental actions (such as trade protectionism). In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. In the event of interruptions in the supply, or increases in the cost, of such supplies, we might not be able to quickly establish or qualify replacement sources of supply. Sustained interruptions in the supply of, or increase in the cost of, key components, raw materials, other commodities and labor can result in production interruptions, delays, extended lead times and inefficiencies and adversely affect our business and financial statements. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when prices of raw materials, key components, other commodities and labor rise we are not always able to pass along cost increases through higher prices for our products. If we are unable to fully recover these higher costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability can decline and our business and financial statements can be adversely affected.
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
The market for highly skilled workers and leaders in our industries, particularly in the areas of science and technology, is extremely competitive and expectations from qualified talent in many areas of the labor market have evolved and escalated recently. In addition, in 2025 we faced labor availability challenges and labor cost inflation in certain areas of our business. If we are less successful in our recruiting efforts, if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, or if we experience labor disputes, our business and financial statements may be adversely affected.
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
We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, are not always sufficiently broad and do not always provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property do not always prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected.
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
Financial and Tax Risks
We have incurred a significant amount of debt, and our debt may continue to increase. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
As of December 31, 2025, we had approximately $2.7 billion in outstanding indebtedness. In addition, we have the ability to incur approximately $1.5 billion of additional indebtedness under a revolving credit agreement, and in the future we may incur additional indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk on any variable rate debt we may issue. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our credit facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under our credit facilities to maintain a consolidated net leverage ratio (the ratio of consolidated net indebtedness to consolidated EBITDA) of 3.75 to 1.0 or less. The maximum consolidated net leverage ratio will be increased to 4.25 to 1.00 for the four consecutive full fiscal quarters immediately following the consummation of any material acquisition (as defined by the credit facilities) by us. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our business and financial statements (including our liquidity). If we add new debt in the future, the risks described above would increase.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2025, the net carrying value of our goodwill and other intangible assets totaled approximately $3.4 billion. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. In the past, we have recognized impairment charges relating to certain non-goodwill intangible assets, and in the future, we could recognize charges related to the impairment of goodwill or other intangible assets. Any such impairment charges adversely affect our financial statements in the periods recognized.
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
We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the U.S. Tax Cuts and Jobs Act (“TCJA”) or the One Big Beautiful Bill Act (“OBBBA”)), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect and our financial statements could be adversely affected.
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

•We also have agreements to sell products and services to government entities (as well as agreements relating to government financing, as discussed above) and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 2% of our 2025 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and can be inconsistent across jurisdictions. We, our representatives and the industries in which we operate are at times under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations can result in import detentions, fines, damages, civil and administrative penalties, injunctions, consent decrees, suspensions or losses of regulatory approvals, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, disbarment from selling to certain governmental agencies, integrity oversight and reporting obligations to resolve allegations of non-compliance, disruption of our business, limitation on our ability to manufacture, import, export and sell products and services, loss of customers, significant legal and investigatory fees, disgorgement, individual imprisonment, reputational harm, contractual damages, diminished profits, curtailment or restricting of business operations, criminal prosecution and other monetary and non-monetary penalties. Compliance with these and other regulations can also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules can result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. For additional information regarding these risks, refer to “Item 1. Business — Regulatory Matters.”
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, can result in significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. There can be no assurance that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, information and applicable law as of the date of this Annual Report, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2025 will have a material effect on our business or financial statements.
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
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2025, will have a material effect on our business or financial statements.
Certain provisions in Veralto’s certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of Veralto, which could decrease the trading price of Veralto’s common stock.
Veralto’s certificate of incorporation and bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include, among others:
•the inability of Veralto’s stockholders to call a special meeting;
•the inability of Veralto’s stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of the Board to issue preferred stock without stockholder approval;
•the division of the Board into three classes of directors, which could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•the ability of Veralto’s directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the Board) on the Board; and
•the requirement that the affirmative vote of stockholders holding at least 66-2/3% of Veralto’s voting stock is required to amend Veralto’s bylaws and certain provisions in Veralto’s certificate of incorporation.

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
The forum selection provisions under Veralto’s certificate of incorporation could discourage lawsuits against Veralto and Veralto’s directors, officers, employees and stockholders.
Veralto’s certificate of incorporation provides that, unless Veralto consents otherwise, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Veralto, any action asserting a claim of breach of a fiduciary duty owed by any of Veralto’s directors, officers, employees or stockholders to Veralto or Veralto’s stockholders, any action asserting a claim arising pursuant to any provision of the DGCL or Veralto’s certificate of incorporation or bylaws, or any action asserting a claim governed by the internal affairs doctrine. We recognize that this forum selection clause may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Veralto’s amended restated certificate of incorporation further provides that, unless Veralto consents otherwise, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
ITEM 2. PROPERTIES
As of December 31, 2025, the Company had facilities in approximately 50 countries, including approximately 60 principal administrative, sales, research and development, manufacturing and distribution facilities. 21 of these facilities are located in the United States in 12 states and 39 are located outside the United States, primarily in Europe and to a lesser extent in Latin America, Asia and Canada. Refer to the Consolidated and Combined Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol VLTO. As of February 13, 2026, there were 1,291 holders of record of Veralto’s common stock.
In the fourth quarter of 2025, we increased the quarterly dividend of $0.11 per share to $0.13 per share on our common stock. Any future declaration and payments of dividends, including any change in the amount of quarterly dividend, on our common stock will be determined by our Board of Directors and will depend on our business conditions, financial results and other factors our Board deems relevant.
Issuer Purchase of Equity Securities
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions or by other methods, at the Company’s discretion. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any share repurchases under the program will be determined by members of the Company’s management based on its evaluation of market, business conditions, and other factors.
During the quarter ended December 31, 2025, the Company did not make any share repurchases.
Recent Issuances of Unregistered Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of the Company’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. This MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations.
This MD&A is designed to provide a reader of the accompanying financial statements with a narrative from the perspective of management. This MD&A is divided into seven sections:
•Basis of Presentation
•Overview
•Results of Operations
•Financial Instruments and Risk Management
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
•Separation from Danaher
This MD&A should be read together with Part I, “Item 1A. Risk Factors” and the accompanying Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements (“Notes”) included in Item 8. of this Annual Report on Form 10-K. This MD&A generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2024 with the Securities and Exchange Commission on February 25, 2025. This MD&A includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in these forward-looking statements, see “Information Relating to Forward-Looking Statements.”
BASIS OF PRESENTATION
The Company completed the Separation from Danaher Corporation (“Danaher” or “Former Parent”) on September 30, 2023, the first day of its fiscal fourth quarter of 2023 (the “Separation”). Before that date, Veralto’s businesses were comprised of certain Danaher operating units. The Separation was completed in the form of a pro rata distribution to Danaher stockholders of record on September 13, 2023 of all of the issued and outstanding shares of Veralto common stock held by Danaher. Because September 30, 2023 was a Saturday, not a business day, the shares were credited to “street name” stockholders through the Depository Trust Company on the first trading day thereafter, October 2, 2023. Veralto’s common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “VLTO” on October 2, 2023.
OVERVIEW
General
Refer to “Item 1. Business” for a discussion of Veralto’s strategic objectives and methodologies for delivering long-term shareholder value. Veralto is a multinational business with global operations. During 2025, approximately 56% of Veralto’s sales were derived from customers outside the United States. As a diversified, global business, Veralto’s operations are affected by worldwide, regional and industry-specific economic and political factors. Veralto’s geographic and industry diversity, as well as the range of its products and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
The Company’s overall revenues for the year ended December 31, 2025 increased 6.0% as compared to 2024. Core sales for the year ended December 31, 2025 increased 4.7% as compared to 2024. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.2% and 0.1%, respectively. For the definition of “core sales,” refer to “—Results of Operations” below.
Geographically, the Company’s sales during 2025 in developed markets increased year-over-year by 6.4% driven by increased sales of 5.9% in North America and 8.0% in Western Europe. Sales in high-growth markets increased 4.8%.
The Company’s core sales during 2025 in developed markets increased 4.8% year-over-year driven by a 5.3% increase in North America and a 3.8% increase in Western Europe. Core sales in high-growth markets increased 5.1% driven by mid-single digit increases in Latin America and low-single digit increases in China.
Net earnings for the year ended December 31, 2025 totaled approximately $940 million, or $3.76 per diluted common share, compared to approximately $833 million, or $3.34 per diluted common share, for the year ended December 31, 2024. The increase in net earnings in 2025 as compared to 2024 was driven by increased sales, resulting from positive pricing actions and higher volumes, partially offset by higher cost of sales. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the year ended December 31, 2025.
Outlook
The Company anticipates 2026 results will be driven by the following expectations in each of the Company’s reportable segments:
•Water Quality: we continue to expect global growth led by positive secular growth drivers across municipal and industrial markets globally, and disciplined commercial execution. Segment performance is expected to benefit from municipal demand driven by recurring revenue from large installed base, while industrial demand is driven by regional end-market dynamics.
•Product Quality & Innovation: we expect continued global growth driven by steady demand in the consumer packaged goods market globally. Segment performance is expected to benefit from large installed base and new product offerings that help our customers convey the quality and safety of their products and build trust with consumers.
The potential effects of tariffs and prospective changes in trade policies remain uncertain. The Company’s objective is to implement appropriate countermeasures designed to mitigate the impact of these items, and other forms of macroeconomic volatility. Regardless of market conditions, the Company leverages the Veralto Enterprise System (“VES”) to support its customers, promote growth and drive continuous improvement.

The Company’s outlook for 2026 reflects our current visibility and expectations based on current market factors. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within this Annual Report.
Acquisitions
On January 22, 2026, the Company completed the acquisition of In-Situ, Inc. (“In-Situ”), for a cash purchase price of approximately $427 million, net of cash acquired. The Company believes this business will complement the Water Quality segment. In-Situ is a global leader in environmental water measurement and monitoring solutions with a leading portfolio of water quality sondes, water quality sensors and data management solutions that help customers monitor and measure the quality or quantity of surface and groundwater.
RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measure of core sales refer to sales calculated according to GAAP but excluding:
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

Sales Growth and Core Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total sales growth GAAP	6.0%	3.4%
Impact of:
Acquisitions/divestitures	(0.1)%	—%
Currency exchange rates	(1.2)%	0.3%
Core sales growth (non-GAAP)	4.7%	3.7%
2025 Sales Compared to 2024
Total sales increased 6.0% on a year-over-year basis during 2025 as compared to 2024 primarily as a result of a 4.7% increase in core sales resulting from the factors discussed below by segment. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.2% and 0.1%, respectively, during 2025 as compared to 2024.
Price increases contributed 1.9% to sales growth on a year-over-year basis during 2025 as compared to 2024 and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for the years ended December 31 are as follows:

($ in millions)	2025	2024	2023
Water Quality	$3,321	$3,138	$3,039
Product Quality & Innovation	2,182	2,055	1,982
Total	$5,503	$5,193	$5,021
Sales and operating profit at the business segment level are discussed in detail below. For information regarding the Company’s sales by geographical region, refer to Note 4 to the accompanying Consolidated and Combined Financial Statements.
Cost of Sales and Gross Profit

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$5,503	$5,193	$5,021
Cost of sales	(2,204)	(2,088)	(2,120)
Gross profit	$3,299	$3,105	$2,901
Gross profit margin	59.9%	59.8%	57.8%
Cost of sales increased $116 million, or 5.6%, on a year-over-year basis during 2025 as compared to 2024 driven primarily by higher year-over-year sales volumes and incremental materials and labor costs, partially offset by improved productivity.
Gross profit margins increased 10 basis points on a year-over-year basis during 2025 as compared to 2024, driven by positive pricing actions and higher volume as discussed below and to a lesser extent the net positive impact from the gross profit margin of recent acquisitions. The gross profit margin increase was partially offset by incremental year-over-year materials and labor costs, and the impact of product mix.

Operating Expenses

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$5,503	$5,193	$5,021
Selling, general and administrative (“SG&A”) expenses	(1,756)	(1,644)	(1,536)
Research and development (“R&D”) expenses	(266)	(253)	(225)
SG&A as a % of sales	31.9%	31.7%	30.6%
R&D as a % of sales	4.8%	4.9%	4.5%
SG&A expenses as a percentage of sales increased 20 basis points on a year-over-year basis during 2025 as compared to 2024 primarily due to incremental labor costs and sales and marketing growth initiatives.
R&D expenses as a percentage of sales slightly declined by 10 basis points on a year-over-year basis during 2025 as compared to 2024.
Operating Profit Performance
Operating profit margins were 23.2% for the year ended December 31, 2025 as compared to 23.3% in 2024. The following factors impacted year-over-year operating profit margin comparisons.
2025 vs. 2024 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred during 2025 related to certain strategic initiatives - 20 basis points
•Reduction of the tax indemnification related to the Separation from Danaher - 20 basis points
•The net dilutive impact during 2025 of acquisitions and dispositions - 10 basis points.
2025 vs. 2024 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during 2024 related to the acquisition of TraceGains - 10 basis points
•Higher 2025 core sales, partially offset by incremental labor costs, sales and marketing growth initiatives, and the impact of product mix - 30 basis points
WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.

Water Quality Selected Financial Data

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$3,321	$3,138	$3,039
Operating profit	844	768	730
Depreciation	26	25	24
Amortization of intangible assets	10	16	21
Operating profit as a % of sales	25.4%	24.5%	24.0%
Depreciation as a % of sales	0.8%	0.8%	0.8%
Amortization as a % of sales	0.3%	0.5%	0.7%
Sales Growth and Core Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total sales growth GAAP	5.9%	3.2%
Impact of:
Acquisitions/divestitures	(0.2)%	0.3%
Currency exchange rates	(1.0)%	0.4%
Core sales growth (non-GAAP)	4.7%	3.9%
2025 Sales Compared to 2024
Total Water Quality segment sales increased 5.9% on a year-over-year basis during 2025 as compared to 2024 primarily as a result of core sales growth driven by the factors discussed below. Currency exchange rates and the impact of acquisitions, net of divestitures increased reported sales by 1.0% and 0.2%, respectively, during 2025 as compared to 2024. Geographically, the increase in reported sales was driven by an increase of 9.5% in Western Europe, 5.5% in high-growth markets, and 5.0% in North America.
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2025 as compared to 2024 and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 4.7% on a year-over-year basis during 2025 as compared to 2024. Geographically, core sales growth was driven by increases of 5.2% in North America, 4.8% in high-growth markets, and 4.0% in Western Europe. Core sales growth in high-growth markets was driven by mid-single digit core sales increases in Latin America, partially offset by low-single digit core sales declines in China.
The increase in core sales was driven primarily by the ultraviolet water disinfection and filtration business and the chemical treatment solutions business, and to a lesser extent the analytical instrumentation business. Core sales in the ultraviolet water disinfection and filtration business increased 6.0% in 2025, driven primarily by the municipal end-market. Year-over-year core sales in the chemical treatment solutions business increased 5.3% as a result of higher core sales across most major end-markets. Core sales in the analytical instrumentation business increased 4.0% as a result of increased core sales across North America and Western Europe.
Operating Profit Performance
Operating profit margins were 25.4% for the year ended December 31, 2025 as compared to 24.5% in 2024. The following factors impacted year-over-year operating profit margin comparisons:
2025 vs. 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales driven by positive pricing actions and materials cost saving initiatives, partially offset by incremental labor and raw materials costs and the impact of product mix - 100 basis points
2025 vs. 2024 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred during 2025 related to certain strategic initiatives - 10 basis points

PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$2,182	$2,055	$1,982
Operating profit	549	529	472
Depreciation	15	14	15
Amortization of intangible assets	26	22	27
Operating profit as a % of sales	25.2%	25.7%	23.8%
Depreciation as a % of sales	0.7%	0.7%	0.8%
Amortization as a % of sales	1.2%	1.1%	1.4%
Sales Growth and Core Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total sales growth GAAP	6.2%	3.7%
Impact of:
Acquisitions/divestitures	0.1%	(0.4)%
Currency exchange rates	(1.5)%	—%
Core sales growth (non-GAAP)	4.8%	3.3%
2025 Sales Compared to 2024
Total Product Quality & Innovation segment sales increased 6.2% on a year-over-year basis during 2025 as compared to 2024 primarily as a result of core sales growth driven by the factors discussed below. Currency exchange rates increased reported sales by 1.5% during 2025 as compared to 2024. The impact of acquisitions, net of divestitures decreased reported sales by 0.1% during 2025 as compared to 2024. Geographically, reported sales increased by 8.0% in North America, 6.6% in Western Europe, and 4.0% in high-growth markets.
Price increases in the segment contributed 2.6% to sales growth on a year-over-year basis during 2025 as compared to 2024 and are reflected as a component of the change in core sales growth.
Core sales in the Product Quality & Innovation segment increased 4.8% on a year-over-year basis during 2025 as compared to 2024. Geographically, core sales growth was driven by increases of 5.8% in North America, 5.4% in high-growth markets, and 3.6% in Western Europe. Core sales growth in high-growth markets was driven by mid-single digit core sales increases in Latin America and mid-single digit core sales increases in China.
From a product line perspective, core sales in the marking and coding business increased 5.2% on a year-over-year basis during 2025 as compared to 2024 driven by increased demand for consumables and new equipment in the industrial and consumer packaged goods end-markets. Core sales in the packaging and color solutions business increased 3.8% on a year-over-year basis during 2025 as compared to 2024 driven by increased demand across the consumer-packaged goods and industrial end-markets.
Operating Profit Performance
Operating profit margins were 25.2% for the year ended December 31, 2025 as compared to 25.7% in 2024. The following factors impacted year-over-year operating profit margin comparisons.
2025 vs. 2024 operating profit margin comparisons were unfavorably impacted by:
•The net dilutive impact during 2025 of acquisitions and dispositions - 20 basis points
•Incremental labor and materials costs and sales and marketing growth initiatives, partially offset by higher 2025 core sales - 50 basis points

2025 vs. 2024 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during 2024 related to the acquisition of TraceGains - 20 basis points
OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the years ended December 31, 2025 and 2024, refer to Note 7 to the accompanying Consolidated and Combined Financial Statements.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 12 to the accompanying Consolidated and Combined Financial Statements.
Net interest expense was $96 million during 2025 as compared to $113 million in 2024, arising from the Company’s outstanding indebtedness, which was incurred in September 2023, partially offset by interest income from higher average cash balances in 2025 compared to 2024.
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
The following table summarizes the Company’s effective tax rate:

	Year Ended December 31
	2025	2024	2023
Effective tax rate	19.9%	23.3%	23.4%
The Company’s effective tax rate for 2025 differs from the U.S. federal statutory rate of 21.0% due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, and state taxes, partially offset by a net discrete tax benefit of $21 million. The net discrete tax benefit related primarily to the reduction of the tax indemnification related to the Separation, excess tax benefits from stock-based compensation and a release of a valuation allowance on deferred tax assets.
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
The Company’s effective tax rate for 2023 differs from the U.S. federal statutory rate of 21.0% due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, and state taxes, partially offset by net discrete tax benefits of $12 million. The net discrete tax benefits related primarily to excess tax benefits from stock-based compensation
On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”)) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. The Company has considered the impact on the Consolidated and Combined Financial Statements and concluded it is immaterial.

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
COMPREHENSIVE INCOME
Comprehensive income increased by $382 million in 2025 as compared to 2024, primarily driven by gains from foreign currency translation adjustments and to a lesser extent higher net earnings, partially offset by unrealized losses on net investment hedges and pension and post-retirement plan benefit adjustments. The Company recorded a foreign currency translation gain of $220 million and an unrealized loss on net investment hedges of $60 million in 2025, compared to foreign currency translation losses of $139 million and an unrealized gain on net investment hedges of $26 million in 2024. The foreign currency translation gains during 2025 were primarily driven by the weakening of the U.S. dollar against most major foreign currencies in the period. The foreign currency translation losses in 2024 were primarily driven by the strengthening of the U.S. dollar against most major currencies in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded a pension and postretirement plan benefit loss of $2 million in 2025 compared to a loss of $4 million in 2024.
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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and at times variable-rate debt. A change in interest rates on fixed-rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2025, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate term debt by approximately $97 million.
Refer to Note 13 to the accompanying Consolidated and Combined Financial Statements for discussion of the Company’s cross-currency swap derivative contracts.

Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of its applicable subsidiary. The Company also faces translational exchange rate risk related to the translation of financial statements of its foreign operations into U.S. dollars, the Company’s functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on the Company’s net investment in non-U.S. subsidiaries is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity.
Currency exchange rates positively impacted 2025 reported sales on a year-over-year basis primarily due to the weakening of the U.S. dollar against most major currencies during 2025. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2025 would negatively impact the Company’s sales and results of operations on an overall basis. Any further weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2025 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency denominated debt and cross-currency swaps. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated and Combined Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2025 would have reduced foreign currency-denominated net assets and equity by approximately $71 million. Refer to Note 13 to the accompanying Consolidated and Combined Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.
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
Stock Repurchase Program
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions or by other methods, at the Company’s discretion. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any share repurchases under the program will be determined by members of the Company’s management based on its evaluation of market and business conditions, and other factors.
During the year ended December 31, 2025, the Company did not make any share repurchases.
Please see Note 17 to the accompanying Consolidated and Combined Financial Statements for further information on the Company’s share repurchase program.

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:

($ in millions)	2025	2024	2023
Net cash provided by operating activities	$1,077	$875	$963

Cash paid for acquisitions, net of cash acquired	$—	$(363)	$—
Payments for additions to property, plant and equipment	(63)	(55)	(54)
All other investing activities	(35)	(16)	(1)
Net cash used in investing activities	$(98)	$(434)	$(55)

Proceeds from issuance of common stock in connection with stock-based compensation	$22	$24	$4
Net transfers to Former Parent	—	—	(147)
Consideration paid to Former Parent in connection with Separation	—	—	(2,600)
Proceeds from borrowings (maturities longer than 90 days)	—	—	2,608
Payment of dividends	(109)	(89)	—
All other financing activities	(15)	—	—
Net cash used in financing activities	$(102)	$(65)	$(135)
•Operating cash flows increased $202 million, or 23%, during 2025 as compared to 2024, primarily due to higher net income, partially offset by changes in net working capital.
•Net cash used in investing activities consisted primarily of capital expenditures and other investing activities, which is comprised of immaterial acquisition and disposition activity. Refer to Note 2 to the accompanying Consolidated and Combined Financial Statements included in this Annual Report for a discussion of the Company’s acquisitions.
•Net cash used in financing activities consisted primarily of cash dividend payments, partially offset by proceeds from the issuance of common stock in connection with stock-based compensation. Net cash used in financing activities increased $37 million from 2025 to 2024 primarily as a result of increased dividend payments.
Dividends
The Company’s board of directors authorized a quarterly dividend of $0.13 per share of Company common stock totaling $32 million that was paid on January 30, 2026 to holders of record at the close of business on December 31, 2025.
Aggregate cash payments for dividends during the years ended December 31, 2025 and 2024 were $109 million and $89 million, respectively. There were no dividends paid during 2023.
Cash and Cash Requirements
As of December 31, 2025, the Company held approximately $2.0 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 3.7%. Of the cash and cash equivalents, approximately $870 million was held within the United States and approximately $1.1 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to stockholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. In general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The Company intends to permanently reinvest its foreign earnings that have not previously been subject to U.S. income tax.  The Company regularly reviews plans for reinvestment or repatriation of unremitted foreign earnings and any future change in the Company’s plans would require us to provide for the net tax impacts of these amounts.  The potential tax implications of repatriating previously taxed earnings are driven by the facts at the time of distribution with the incremental cost to repatriate these earnings not expected to be material. As of December 31, 2025, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2025, the Company contributed $5 million to its defined benefit pension plans. During 2026, the Company’s cash contribution requirements for its defined benefit pension plans are forecasted to be approximately $6 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.
Contractual and Other Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 8, 12, 15 and 16 to the accompanying Consolidated and Combined Financial Statements.
Legal Proceedings
Refer to Note 16 to the accompanying Consolidated and Combined Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”
The Company’s certificate of incorporation requires it to indemnify to the full extent authorized or permitted by law any person made, or threatened to be made a party to any action or proceeding by reason of his or her service as a director or officer of the Company, or by reason of serving at the request of the Company as a director or officer of any other entity, subject to limited exceptions. The Company’s by-laws provide for similar indemnification rights. While the Company maintains insurance for this type of liability, a significant deductible applies to this coverage and any such liability could exceed the amount of the insurance coverage.
CRITICAL ACCOUNTING ESTIMATES
This MD&A is based upon the Company’s Consolidated and Combined Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 1 to the accompanying Consolidated and Combined Financial Statements.
Acquired Intangible Assets—The Company’s business acquisitions typically result in the recognition of goodwill, customer relationships, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward-looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Refer to Notes 1, 2 and 9 to the accompanying Consolidated and Combined Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
In performing its goodwill impairment testing, the Company estimates the fair value of its reporting units using a market-based approach which relies on current trading multiples of forecasted EBITDA for peer companies and recent transactions for comparable companies operating in businesses similar to each of the Company’s reporting units to calculate an estimated fair value of each reporting unit. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, as well as judgments about recent market sale transactions of comparable companies and the comparability of selected peer companies. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
As of December 31, 2025, the Company had three reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 104% to approximately 987%. To evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 66% to approximately 781%.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. There were no intangible asset impairment charges recorded during 2025 and 2024. Refer to Note 9 to the accompanying Consolidated and Combined Financial Statements for a description of intangible asset impairment charges recorded during 2023.
If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements. Historically, the Company’s estimates of goodwill and intangible assets have been materially correct.
Contingent Liabilities—As discussed in “Item 3. Legal Proceedings” and Note 16 to the accompanying Consolidated and Combined Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any legal contingency or contract settlement expense that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims, the cost of both pending and future claims and the value of the elements in the outcome. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the accompanying Consolidated and Combined Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 6 to the accompanying Consolidated and Combined Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) future reversals of existing taxable temporary differences (2) future taxable income exclusive of reversing temporary differences and carryforwards (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law; or (4) tax-planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
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
In addition, certain of the Company’s tax returns are currently under review by tax authorities (refer to “—Results of Operations—Income Taxes” and Note 6 to the accompanying Consolidated and Combined Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s financial statements, including its effective tax rate.
Corporate Allocations—Prior to the Separation, the Company operated as part of Danaher and not as a separate, publicly traded company. Accordingly, certain shared costs have been allocated to the Company and are reflected as expenses in the accompanying Combined Financial Statements for the period prior to the Separation. The Company considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to Veralto for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the period prior to the Separation if Veralto had operated as a separate stand-alone entity. In addition, the expenses reflected in the financial statements for the period prior to the Separation may not be indicative of expenses that will be incurred in the future by Veralto. Refer to Note 18 to the accompanying Consolidated and Combined Financial Statements for a description of corporate allocations and related party transactions.
NEW ACCOUNTING STANDARDS
For a discussion of the new accounting standards impacting the Company, refer to Note 1 to the accompanying Consolidated and Combined Financial Statements.
SEPARATION FROM DANAHER
In connection with the Separation, on September 29, 2023, Danaher and Veralto entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement, VES license agreement, and framework agreement governing certain commercial arrangements between subsidiaries of Danaher and Veralto.
Before the Separation, the Company was dependent upon Danaher for all of its working capital and financing requirements under Danaher’s centralized approach to cash management and financing of operations of its subsidiaries. Because the Company was part of Danaher during the nine-month period ended September 29, 2023, only cash, cash equivalents and borrowings clearly associated with Veralto and related to the Separation were included in the Combined Financial Statements. Other financial transactions relating to the business operations of the Company during the period were accounted for through the Net Former Parent investment account of the Company. As a result of the Separation, the Company no longer participates in Danaher’s cash management and financing operations.
The accompanying Consolidated and Combined Financial Statements present the historical financial position, results of operations, changes in stockholders’ equity and cash flows of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”). The Combined Financial Statements for periods prior to the Separation were derived from Danaher’s consolidated financial statements and accounting records and prepared in accordance with GAAP for the preparation of carved-out combined financial statements. Prior to the Separation, all revenues and costs as well as assets and liabilities directly associated with Veralto have been included in the Combined Financial Statements. Additionally, the Combined Financial Statements for periods prior to the Separation included allocations of certain general, administrative, sales and marketing expenses and cost of sales from Danaher’s corporate office and from other Danaher businesses to Veralto, and allocations of related assets, liabilities, and the Former Parent’s investment, as applicable. The allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company been an entity that operated independently of Danaher during the applicable periods. Accordingly, the Consolidated and Combined Financial Statements for the period prior to the Separation may not be indicative of Veralto’s results had the Company been a separate stand-alone entity. For further discussion of related party allocations prior to the Separation, including the method for such allocation, refer to Note 18 to the accompanying Consolidated and Combined Financial Statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 20, 2026 appears on page 46 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Veralto Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Veralto Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veralto Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated and combined statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 20, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Veralto Corporation’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Veralto Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Veralto Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated and combined statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill Impairment
Description of the Matter
As described in Note 9 to the consolidated and combined financial statements, goodwill is tested for impairment at least annually, or more frequently if indicators of potential goodwill impairment exists, at the reporting unit level. Total goodwill as of December 31, 2025 was $2.8 billion. To estimate the fair value of each reporting unit, the Company used the market approach based on trading multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company did not record any impairment of the carrying value of goodwill during the year ended December 31, 2025.

Auditing management’s goodwill impairment test for the Company’s reporting units was challenging and judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the fair value estimates related to the identification of peer companies to derive the trading EBITDA multiples involved a high degree of management subjectivity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the fair value of each reporting unit. For example, we tested controls over the appropriateness of assumptions management used and over the completeness and accuracy of the identification of peer companies.

To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, testing the significant assumptions used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to third-party industry and economic data, and to the historical results of the Company’s reporting units. We performed sensitivity analyses of certain assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in key assumptions. We also involved internal valuation specialists to assist in our evaluation of the identification of peer companies used by the Company. In addition, we tested management’s reconciliation of the fair values of its reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.
Philadelphia, Pennsylvania
February 20, 2026

VERALTO CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amounts)

	As of December 31
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,031	$1,101
Trade accounts receivable, less allowance for credit losses of $36 and $37, respectively	897	812
Inventories	307	288
Prepaid expenses and other current assets	197	186
Total current assets	3,432	2,387
Property, plant and equipment, net	294	268
Other long-term assets	605	523
Goodwill	2,838	2,693
Other intangible assets, net	524	535
Total assets	$7,693	$6,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700	$—
Trade accounts payable	416	395
Accrued expenses and other liabilities	940	850
Total current liabilities	2,056	1,245
Other long-term liabilities	558	517
Long-term debt	1,973	2,599
Stockholders’ Equity:
Preferred stock - $0.01 par value as of December 31, 2025 and December 31, 2024, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value as of December 31, 2025 and December 31, 2024, 1.0 billion shares authorized as of both dates; and 248.4 million shares and 247.4 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	2,272	2,190
Retained earnings	1,744	917
Accumulated other comprehensive loss	(913)	(1,071)
Total Veralto stockholders’ equity	3,105	2,038
Noncontrolling interests	1	7
Total stockholders’ equity	3,106	2,045
Total liabilities and stockholders’ equity	$7,693	$6,406
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2025	2024	2023
Sales	$5,503	$5,193	$5,021
Cost of sales	(2,204)	(2,088)	(2,120)
Gross profit	3,299	3,105	2,901
Operating costs:
Selling, general and administrative expenses	(1,756)	(1,644)	(1,536)
Research and development expenses	(266)	(253)	(225)
Operating profit	1,277	1,208	1,140
Nonoperating income (expense):
Other income (expense), net	(8)	(9)	(14)
Interest expense, net	(96)	(113)	(30)
Earnings before income taxes	1,173	1,086	1,096
Income taxes	(233)	(253)	(257)
Net earnings	$940	$833	$839

Net earnings per common share:
Basic	$3.79	$3.37	$3.41
Diluted	$3.76	$3.34	$3.40
Average common stock and common equivalent shares outstanding:
Basic	248.3	247.3	246.4
Diluted	250.3	249.6	246.8
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2025	2024	2023
Net earnings	$940	$833	$839
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	220	(139)	29
Pension and postretirement plan benefit adjustments	(2)	(4)	(15)
Unrealized gain (loss) on net investment hedges	(60)	26	(14)
Total other comprehensive income (loss), net of income taxes	158	(117)	—
Comprehensive income	$1,098	$716	$839
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
January 1, 2023	—	$—	$—	$—	$4,189	$(954)	$5
Net earnings for the year	—	—	—	200	639	—	—
Dividends declared	—	—	—	(22)	—	—	—
Recapitalization	246.3	2	—	—	(2)	—	—
Consideration paid to Former Parent in connection with Separation	—	—	—	—	(2,600)	—	—
Net transfers to Former Parent	—	—	—	—	(147)	—	—
Noncash adjustments to Former Parent's investment, net	—	—	2,114	—	(2,114)	—	—
Former parent stock-based compensation activity	—	—	—	—	35	—	—
Stock-based deferred compensation award activity	—	—	20	—	—	—	—
Common stock-based award activity	—	—	23	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
December 31, 2023	246.3	$2	$2,157	$178	$—	$(954)	$6
Net earnings for the year	—	—	—	833	—	—	—
Dividends declared	—	—	—	(94)	—	—	—
Separation related adjustments	—	—	(55)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(117)	—
Common stock-based award activity	1.1	—	88	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
December 31, 2024	247.4	$2	$2,190	$917	$—	$(1,071)	$7

VERALTO CORPORATION CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
($ and shares in millions)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Former Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Net earnings for the year	—	$—	$—	$940	$—	$—	$—
Dividends declared	—	—	—	(113)	—	—	—
Separation related adjustments	—	—	(9)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	158	—
Common stock-based award activity	1.0	—	97	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	3
Purchase of noncontrolling interests	—	—	(6)	—	—	—	(9)
December 31, 2025	248.4	$2	$2,272	$1,744	$—	$(913)	$1
See the accompanying Notes to the Consolidated and Combined Financial Statements.

VERALTO CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$940	$833	$839
Noncash items:
Depreciation	42	40	39
Amortization of intangible assets	36	38	48
Stock-based compensation expense	74	65	55
Loss on product line dispositions	6	15	—
Impairments and other charges	6	—	15
Change in deferred income taxes	(49)	(74)	(25)
Change in trade accounts receivable, net	(50)	3	2
Change in inventories	(6)	3	52
Change in trade accounts payable	8	(29)	(1)
Change in prepaid expenses and other assets	(40)	(48)	(54)
Change in accrued expenses and other liabilities	110	29	(7)
Net cash provided by operating activities	1,077	875	963
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(363)	—
Payments for additions to property, plant and equipment	(63)	(55)	(54)
All other investing activities	(35)	(16)	(1)
Net cash used in investing activities	(98)	(434)	(55)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with stock-based compensation	22	24	4
Net transfers to Former Parent	—	—	(147)
Consideration paid to Former Parent in connection with Separation	—	—	(2,600)
Payment of dividends	(109)	(89)	—
Proceeds from borrowings (maturities longer than 90 days)	—	—	2,608
All other financing activities	(15)	—	—
Net cash used in financing activities	(102)	(65)	(135)
Effect of exchange rate changes on cash and cash equivalents	53	(37)	(11)
Net change in cash and cash equivalents	930	339	762
Beginning balance of cash and cash equivalents	1,101	762	—
Ending balance of cash and cash equivalents	$2,031	$1,101	$762
Supplemental disclosures:
Cash interest payments	$138	$137	$—
Cash income tax payments	$235	$293	$113
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
Prior to the Company’s separation from Danaher Corporation (“Danaher” or “Former Parent”), on September 29, 2023 (the “Separation”), Veralto’s businesses were comprised of Danaher’s Environmental & Applied Solutions segment. Refer to Note 18 for additional information regarding the Separation.
The accompanying Consolidated and Combined Financial Statements present the Company’s historical financial position, results of operations, changes in stockholders’ equity and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Accounting Principles—The accompanying financial statements have been prepared in accordance with GAAP. The Consolidated and Combined Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated and Combined Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated earnings before income taxes, therefore earnings attributable to noncontrolling interests are not presented separately in the Company’s Consolidated and Combined Statements of Earnings. Earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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
Accounts Receivable and Allowances for Credit Losses—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for credit losses. The allowances for credit losses represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for credit losses are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represents significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company’s allowance for credit losses as of December 31, 2025 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $6 million, $9 million and $10 million of expense associated with credit losses for the years ended December 31, 2025, 2024 and 2023, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2025 and 2024 are $193 million and $165 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out method.
The classes of inventory as of December 31 are summarized as follows:

($ in millions)	2025	2024
Finished goods	$130	$122
Work in process	45	39
Raw materials	132	127
Total	$307	$288
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets as of December 31, 2025 and 2024 are prepaid expenses of $141 million and $110 million, respectively.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased instruments	5 – 10 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
The classes of property, plant and equipment as of December 31 are summarized as follows:

($ in millions)	2025	2024
Land and improvements	$18	$16
Buildings	229	208
Machinery and equipment	543	502
Customer-leased equipment	30	27
Gross property, plant and equipment	820	753
Less: accumulated depreciation	(526)	(485)
Property, plant and equipment, net	$294	$268
Investments—Equity investments in common stock or in-substance common stock for which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. For securities without readily available fair values, the

Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in a partnership that invests in start-up companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting.
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
The Company made minority investments in equity method investments and non-marketable equity securities totaling $7 million and $15 million in 2025 and 2024, respectively. Non-controlling investments made in 2025 and 2024 are included in other long-term assets. The Company made no such investments in 2023. No significant realized or unrealized gains or losses were recorded in 2025, 2024 or 2023 with respect to these investments. The Company recorded net realized and unrealized gains and losses, as well as impairments in other income (expense), net, in the accompanying Consolidated and Combined Statements of Earnings. Refer to Note 7 for additional information.
Other Assets—Other assets principally include noncurrent financing receivables, noncurrent deferred tax assets, operating lease right-of-use assets, other investments and a tax indemnification asset as a result of the Separation from Danaher.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, cross-currency swaps, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 10 for the fair values of the Company’s long-term debt, cross-currency swaps and other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. The Company reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives and goodwill for impairment at least annually. Refer to Notes 2 and 9 for additional information about the Company’s goodwill and other intangible assets.
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
The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination based upon the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company establishes a liability for unrecognized income tax benefits for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority to the extent such tax positions reduce the Company’s income tax liability. The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense in the Consolidated and Combined Statements of Earnings. Refer to Note 6 for additional information.
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
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss). Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction losses were $24 million and $14 million for the years ended December 31, 2025 and 2024, respectively. As discussed below, the Company uses its foreign currency-denominated debt and cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings are effectively converted to foreign currency borrowings to partially hedge its net investments in foreign operations against adverse movements in exchange rates.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency denominated debt and cross-currency swaps. When utilized, the derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the derivative instrument qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 13 for additional information.
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
On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to disclose material climate-related risks, activities to mitigate or adapt to such risks, information about board oversight of climate-related risks and climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition. In April 2024, the SEC voluntarily stayed the final rules pending the resolution of certain legal challenges and, in March 2025, voted to end its defense of the final rules in litigation. The Company is currently assessing the impact of these final rules on its Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures in ASC 740, Income Taxes, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024, may be applied retrospectively and early adoption is permitted. The Company first applied the ASU to the Company's annual disclosures for the year ended December 31, 2025. The ASU will be applied prospectively.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business, including revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward-looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2025.
2025
During 2025, the Company acquired assets and businesses across three transactions for total consideration of approximately $32 million in cash, net of cash acquired. The assets and businesses complement each of the Company’s two segments. The Company recorded an aggregate of approximately $23 million of goodwill related to the acquisition of these businesses.

2024
On October 4, 2024, the Company acquired the holding company that owned TraceGains for a cash purchase price of approximately $349 million, net of cash acquired (the “TraceGains Acquisition”). TraceGains is a leading provider of cloud-based software solutions that enable connected data and digital workflow management to help consumer brands meet increasingly stringent compliance and reporting regulations for food and beverage safety and traceability. TraceGains is now part of the Company’s PQI segment. The Company completed the TraceGains Acquisition using cash on hand. The Company preliminarily recorded approximately $240 million of goodwill related to the TraceGains Acquisition.
During 2024, in addition to the TraceGains Acquisition, the Company acquired assets and businesses across three transactions for total consideration of approximately $14 million in cash, net of cash acquired. The businesses acquired complement the Company's PQI segment. The Company recorded an aggregate of approximately $3 million of goodwill related to the acquisition of these businesses.
2023
The Company had no acquisitions during the year ended December 31, 2023.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition of TraceGains in 2024 discussed above. All of the other 2025 and 2024 acquisitions were not material in the aggregate.

($ in millions)	TraceGains
Trade accounts receivable	$5
Intangible assets - trade names	5
Intangible assets - developed technology	86
Intangible assets - customer relationships	55
Goodwill	240
Deferred revenue	(18)
Deferred tax liabilities	(21)
Other assets and liabilities, net	(3)
Net assets acquired	$349
Net cash consideration	$349
As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded immaterial measurement period adjustments to the initial opening balance sheet which are reflected in the table above during 2025.
Intangible assets identified
The weighted-average amortization periods for definite-lived intangible assets acquired in 2025 are 14 years for $10 million of developed technology.
The weighted-average amortization periods for definite-lived intangible assets acquired in 2024 are 15 years for customer relationships and 10 years for developed technology. The weighted-average amortization period for definite-lived intangible assets acquired in 2024 is 12 years. Trade names acquired during 2024 have an indefinite life.
Transaction costs
Transaction-related costs for the TraceGains Acquisition were $4 million for the year ended December 31, 2024. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions for the years ended 2025 and 2024 were not material.

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
The Company was incorporated on October 26, 2022; accordingly, the Company had no shares or common equivalent shares outstanding prior to that date. The total number of shares outstanding at Separation was 246.3 million and is utilized for the calculation of both basic and diluted EPS for the period prior to the Separation.
Information related to the calculation of net earnings per common share for the years ended December 31 is summarized as follows:

($ and shares in millions, except per share amounts)	2025	2024	2023
Numerator:
Net earnings	$940	$833	$839

Denominator:
Weighted average common shares outstanding used in Basic EPS	248.3	247.3	246.4
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	2.0	2.3	0.4
Weighted average common shares outstanding used in Diluted EPS	250.3	249.6	246.8

Basic EPS	$3.79	$3.37	$3.41
Diluted EPS	$3.76	$3.34	$3.40

NOTE 4. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type. Sales taxes and other usage-based taxes collected from customers are excluded from revenues.

($ in millions)	Water Quality	Product Quality & Innovation	Total
Year ended December 31, 2025:
Geographical region:
North America(a)	$1,895	$744	$2,639
Western Europe	598	643	1,241
Other developed markets	65	53	118
High-growth markets(b)	763	742	1,505
Total	$3,321	$2,182	$5,503

Revenue type:
Recurring	$1,966	$1,393	$3,359
Nonrecurring	1,355	789	2,144
Total	$3,321	$2,182	$5,503

Year ended December 31, 2024:
Geographical region:
North America(a)	$1,804	$689	$2,493
Western Europe	546	603	1,149
Other developed markets	65	50	115
High-growth markets(b)	723	713	1,436
Total	$3,138	$2,055	$5,193

Revenue type:
Recurring	$1,846	$1,303	$3,149
Nonrecurring	1,292	752	2,044
Total	$3,138	$2,055	$5,193

Year ended December 31, 2023:
Geographical region:
North America (a)	$1,694	$659	$2,353
Western Europe	536	584	1,120
Other developed markets	65	53	118
High-growth markets (b)	744	686	1,430
Total	$3,039	$1,982	$5,021

Revenue type:
Recurring	$1,727	$1,227	$2,954
Nonrecurring	1,312	755	2,067
Total	$3,039	$1,982	$5,021
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

The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and OTLs. Nonrecurring revenue includes revenue from equipment and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2025, 2024 and 2023, lease revenue was $98 million, $82 million and $86 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software-as-a-Service and over time licenses are recurring.
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
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $325 million. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months, 32% over the subsequent 12 months, and the remainder recognized thereafter.
Contract Liabilities
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2025 and 2024, contract liabilities were approximately $287 million and $254 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Revenue recognized during the years ended December 31, 2025 and 2024 that was included in the opening contract liability balance was approximately $230 million and $196 million, respectively.
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
Detailed segment data for the years ended December 31 is as follows:

($ in millions)	2025	2024	2023
Sales:
Water Quality	$3,321	$3,138	$3,039
Product Quality & Innovation	2,182	2,055	1,982
Total	$5,503	$5,193	$5,021

Operating profit:
Water Quality	$844	$768	$730
Product Quality & Innovation	549	529	472
Other	(116)	(89)	(62)
Total	$1,277	$1,208	$1,140

Depreciation and amortization of intangible assets:
Water Quality	$36	$41	$45
Product Quality & Innovation	41	36	42
Other	1	1	—
Total	$78	$78	$87

Capital expenditures:
Water Quality	$36	$36	$29
Product Quality & Innovation	27	17	17
Other	—	2	8
Total	$63	$55	$54
Identifiable assets by segment for the years ended December 31 are as follows:

($ in millions)	2025	2024	2023
Water Quality	$2,651	$2,450	$2,508
Product Quality & Innovation	2,810	2,657	2,289
Other	2,232	1,299	896
Total	$7,693	$6,406	$5,693
Reconciliations of total segment sales to total segment operating profit and of total segment operating profit to total consolidated and combined earnings before income taxes, for the years ended December 31 is as follows:

2025

($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$3,321	$2,182	$—	$5,503
Less: other segment items	(2,477)	(1,633)	(116)	(4,226)
Segment operating profit	$844	$549	$(116)	$1,277
Other expense, net				(8)
Interest expense, net				(96)
Earnings before income taxes				$1,173
2024

($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$3,138	$2,055	$—	$5,193
Less: other segment items	(2,370)	(1,526)	(89)	(3,985)
Segment operating profit	$768	$529	$(89)	$1,208
Other expense, net				(9)
Interest expense, net				(113)
Earnings before income taxes				$1,086
2023

($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$3,039	$1,982	$—	$5,021
Less: other segment items	(2,309)	(1,510)	(62)	(3,881)
Segment operating profit	$730	$472	$(62)	$1,140
Other income, net				(14)
Interest expense, net				(30)
Earnings before income taxes				$1,096
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales:
United States	$2,440	$2,312	$2,177
China	336	334	356
Germany	281	266	257
All other (each country individually less than 5% of total sales)	2,446	2,281	2,231
Total	$5,503	$5,193	$5,021

Property, plant and equipment, net:
United States	$203	$200	$179
United Kingdom	17	16	14
Germany	34	24	23
All other (each country individually less than 5% of total property, plant and equipment, net)	40	28	46
Total	$294	$268	$262

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
Earnings from operations before income taxes for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
United States	$697	$555	$484
Non-U.S.	476	531	612
Total	$1,173	$1,086	$1,096
The provision for income taxes for the years ended December 31 were as follows:

($ in millions)	2025	2024	2023
Current:
Federal U.S.	$109	$116	$86
Non-U.S.	136	184	169
State and local	37	27	27
Deferred:
Federal U.S.	(34)	(45)	(19)
Non-U.S.	(12)	(29)	(4)
State and local	(3)	—	(2)
Income tax provision	$233	$253	$257
The Company has determined that certain foreign earnings that have been previously taxed in the United States are not considered permanently reinvested. The cost to repatriate these earnings is limited to potential foreign withholding and state income taxes and is not expected to be material and has not been provided for. The Company intends to permanently reinvest its foreign earnings that have not previously been subject to U.S. income tax. The potential tax implications of repatriating unremitted earnings are driven by the facts at the time of distribution and therefore not practicable to determine. We regularly review our plans for reinvestment or repatriation of unremitted foreign earnings and any future change in our plans would require us to provide for the net tax impacts of these amounts.

The effective income tax rate from operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows. Periods presented that are prior to the adoption of ASU 2023-09 have not been adjusted.

	2025
($ in millions, except % of pretax earnings)	$ Value	% of Pretax Earnings
Statutory federal income tax rate	$246	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit) (a)	26	2.2
Foreign tax effects:
Germany:
Statutory rate difference	14	1.2
Other	9	0.8
Other foreign jurisdictions	(7)	(0.6)
Effect of cross-border tax laws:
Foreign derived intangible income	(28)	(2.4)
Subpart F, net of foreign tax credits	(26)	(2.2)
Other	2	0.2
Nontaxable or nondeductible items	4	0.3
Tax credits	(8)	(0.7)
Changes in unrecognized tax benefits	(1)	(0.1)
Other	2	0.2
Effective income tax rate	$233	19.9%
(a) States that make up 50% of provision include: CA, CT, IL, NY, PA, and VA

	Percentage of Pretax Earnings
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of Federal income tax benefit)	2.0	1.9
Non-U.S. rate differential	2.1	3.5
US Taxation of Foreign Earnings	(4.2)	(2.1)
Change in uncertain tax positions	3.2	—
R&D and other tax credits	(0.9)	(1.3)
Other	0.7	1.0
Net excess tax benefits from stock-based compensation	(0.6)	(0.6)
Effective income tax rate	23.3%	23.4%
The Company’s effective tax rate for 2025, 2024 and 2023 differs from the U.S. federal statutory rate of 21.0%, due principally to the Company’s earnings outside the United States that are taxed at rates different than the U.S. federal statutory rate, state taxes, as well as the impact of the following:
•The effective tax rate of 19.9% in 2025 includes a net discrete tax benefit related to the reduction of the tax indemnification related to the Separation, release of a valuation allowance on deferred tax assets, and excess tax benefits from stock-based compensation. This decreased the reported rate on a net basis by 1.4%.
•The effective tax rate of 23.3% in 2024 includes net tax provisions primarily related to changes in estimates associated with prior period uncertain tax positions and the reduction of the tax indemnification related to the Separation partially offset by excess tax benefits from stock-based compensation. This increased the reported rate on a net basis by 0.6%. It also includes a 0.3% unfavorable impact of a non-deductible loss on the sale of a product line.

•The effective tax rate of 23.4% in 2023 includes net tax benefits primarily related to excess tax benefits from stock-based compensation. This decreased the reported rate on a net basis by 1.0%.
On July 4, 2025, an act to provide for reconciliation to title II of H. Con. Res. 14 (known commonly as the One Big Beautiful Bill Act (“OBBBA”)) was enacted into law. The OBBBA includes eliminating the requirement to capitalize U.S. R&D, permanent extension of certain provisions of the Tax Cuts & Jobs Act of 2017 and other corporate tax impacts. The Company has considered the impact on the Consolidated and Combined Financial Statements and concluded it is immaterial.
Significant components of the Company’s deferred tax assets and liabilities from operations at the end of each fiscal year were as follows:

($ in millions)	2025	2024
Deferred tax assets:
Allowance for credit losses	$7	$6
Inventories	15	18
Employee benefit plans	15	8
Other accruals and prepayments	129	112
Stock-based compensation expense	20	17
Operating lease liabilities	46	37
Capitalized research and development costs	102	86
Tax credit, operating loss and capital loss carryforwards	40	57
Net investment hedge	15	—
Valuation allowances	(21)	(32)
Total deferred tax assets	368	309
Deferred tax liabilities:
Depreciation	(16)	(13)
Operating lease right-of-use assets	(43)	(35)
Goodwill and other intangible assets	(263)	(270)
Net investment hedge	—	(3)
Total deferred tax liability	(322)	(321)
Net deferred tax assets (liabilities)	$46	$(12)
Deferred tax assets and deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.
A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The valuation allowances in 2025 and 2024 are primarily attributable to foreign net operating loss carryforwards.
As of December 31, 2025, our U.S. and non-U.S. net operating loss carryforwards totaled $142 million, of which $42 million is related to federal and state net operating loss carryforwards, and $100 million related to non-U.S. net operating loss carryforwards. Certain of these losses can be carried forward indefinitely and others can be carried forward to various expiration dates from 2026 through 2045.
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

As of December 31, 2025, tax benefits totaled $175 million ($116 million, net of the impact of $85 million of indirect tax benefits offset by $28 million associated with potential interest and penalties). As of December 31, 2024, tax benefits totaled $156 million ($116 million, net of the impact of $66 million of indirect tax benefits offset by $26 million associated with potential interest and penalties). The Company recognized approximately $2 million of net tax expense from potential interest and penalties during 2025, $7 million of net tax expense from potential interest and penalties during 2024, and $1 million of net tax benefits from the reversal of potential interest and penalties during 2023. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties and net of indirect offsets) will be reduced and reflected as a reduction of the overall income tax provision. Unrecognized tax benefits and associated accrued interest and penalties are included in our income tax provision, income and other accrued expenses as detailed in Note 11.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties, is as follows:

($ in millions)	2025	2024	2023
Unrecognized tax benefits, beginning of year	$156	$97	$94
Additions based on tax positions related to the current year	26	46	—
Additions for tax positions of prior years	7	15	7
Reductions for tax positions of prior years	(16)	—	(3)
Acquisitions, divestitures and other	—	—	4
Statute of limitations expirations	(1)	(1)	(1)
Settlements	(1)	—	(4)
Effect of foreign currency translation	4	(1)	—
Unrecognized tax benefits, end of year	$175	$156	$97
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
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company has various income tax audits ongoing at any time throughout the world. Except for jurisdictions where the Company has NOLs or tax credit carryforwards, the Company is no longer subject to any tax assessment from tax authorities for years prior to 2020.

Income taxes paid, net of refunds received, by jurisdiction for the year ended December 31 is as follows:

($ in millions)	2025
Federal	$71
State	$29
Brazil	$16
China	$12
Germany	$44
Other Foreign	$63
Total Taxes Paid	$235
NOTE 7. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net:

($ in millions)	2025	2024	2023
Other components of net periodic benefit costs	$2	$1	$1
Unrealized investment losses	(1)	—	—
Impairment of equity investments	(3)	—	(15)
Net loss on product line dispositions	(6)	(10)	—
Total other income (expense), net	$(8)	$(9)	$(14)
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
Investment Gains (Losses)
For investments in equity securities without readily available fair values, the Company has elected the fair value alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in a partnership that invests primarily in early stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships and related management fees and operating expenses.
Impairment of Equity Investments
During 2025, the Company recorded an impairment of $3 million related to an equity investment accounted for under the fair value alternative method. There were no impairments recorded related to investments in 2024. During 2023, the Company recorded an impairment of $15 million related to an equity method investment.
Loss on Product Line Dispositions, net
During 2025, the Company divested one product line and recorded a $6 million loss associated with the sale that is presented in other income (expense), net. The divestiture of this product line was recorded in the Product Quality & Innovation segment. During 2024, the Company divested two product lines and recorded a $10 million net loss associated with the sales that is presented in other income (expense), net. The divestiture of these product lines were recorded in the Water Quality segment. The 2025 and 2024 divestitures did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore are not reported as discontinued operations.
NOTE 8. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 15 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2025 and 2024. Right-of-use (“ROU”) assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.
The Consolidated and Combined Financial Statements include the following amounts related to operating leases where the Company is the lessee:

($ in millions)	2025	2024	2023
Consolidated and Combined Statements of Earnings
Fixed operating lease expense (a)	$59	$51	$43
Variable operating lease expense	20	18	12
Total operating lease expense	$79	$69	$55

Consolidated and Combined Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$57	$49	$41
ROU assets obtained in exchange for operating lease obligations	52	47	52

Consolidated Balance Sheets		December 31, 2025	December 31, 2024
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$195	$159

Operating lease liabilities - current	Accrued expenses and other liabilities	$48	$39
Operating lease liabilities - long-term	Other long-term liabilities	158	129
Total operating lease liabilities		$206	$168

Weighted average remaining lease term		7 years	7 years
Weighted average discount rate		4.6%	4.6%
(a) Includes short-term leases and sublease income, both of which were immaterial.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025 ($ in millions):

2026	$55
2027	43
2028	32
2029	25
2030	19
Thereafter	64
Total operating lease payments	238
Less: imputed interest	(32)
Total operating lease liabilities	$206
As of December 31, 2025, the Company had no additional significant operating or finance leases that had not yet commenced.

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
The Company estimates the fair value of its reporting units using a market approach, based on current trading multiples of forecasted EBITDA for peer companies operating in businesses similar to each of the Company’s reporting units, in addition to recent market sale transactions of comparable companies. In determining the estimated fair value of each reporting unit, the Company also applies a control premium to the trading multiples of EBITDA for peer companies. If the estimated fair value of the reporting unit is less than its carrying value, the Company will impair the goodwill for the amount of the carrying value in excess of the fair value.
As of December 31, 2025, the Company had three reporting units for goodwill impairment testing. As of the date of the 2025 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $553 million to approximately $1.3 billion. No goodwill impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023 and no “triggering” events have occurred subsequent to the performance of the 2025 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment:

($ in millions)	Water Quality	Product Quality & Innovation	Total
Balance, January 1, 2024	$1,305	$1,228	$2,533
Attributable to 2024 acquisitions	—	243	243
Foreign currency translation and other	(49)	(34)	(83)
Balance, December 31, 2024	1,256	1,437	2,693
Attributable to 2025 acquisitions	23	—	23
Attributable to 2025 divestitures	—	(2)	(2)
Foreign currency translation and other	63	61	124
Balance, December 31, 2025	$1,342	$1,496	$2,838
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31:

	2025		2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Customer relationships	$654	$(550)	$631	$(510)
Patents, technology and other intangibles	371	(259)	355	(246)
Total finite-lived intangibles	1,025	(809)	986	(756)
Indefinite-lived intangibles:
Trademarks and trade names	308	—	305	—
Total intangibles	$1,333	$(809)	$1,291	$(756)
During 2025 and 2024, the Company acquired finite-lived intangible assets consisting primarily of developed technology and customer relationships along with indefinite-lived trade names. Refer to Note 2 for additional information on the intangible assets acquired. There were no such acquisitions during 2023.

The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The Company identified impairment triggers during the second and third quarters of 2023 which resulted in the impairment of certain long-lived assets, including customer relationships and trade names. In 2023, the Company recorded impairment charges totaling $12 million related to these long-lived assets in selling, general and administrative expenses in the Consolidated and Combined Statements of Earnings. There were no impairment charges recorded during 2025 or 2024.
Total intangible amortization expense in 2025, 2024 and 2023 was $36 million, $38 million and $48 million, respectively. Based on the intangible assets recorded as of December 31, 2025, amortization expense is estimated to be approximately $35 million during 2026, $32 million during 2027, $30 million during 2028, $28 million during 2029 and $25 million during 2030.
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
A summary of financial liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025
Liabilities:
Deferred compensation liabilities	$42	$—	$—	$42
Cross-currency swap derivative contracts	—	9	—	9
Total Liabilities	$42	$9	$—	$51

December 31, 2024
Liabilities:
Deferred compensation liabilities	$32	$—	$—	$32
Total Liabilities	$32	$—	$—	$32
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

The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 13 for additional information.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows:

	2025		2024
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Current portion of long-term debt	$700	$706	$—	$—
Long-term debt	1,973	2,045	2,599	2,638
As of December 31, 2025, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the occurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 14 for information related to the fair value of the Company sponsored defined benefit pension plan assets.
NOTE 11. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows:

	2025		2024
($ in millions)	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$271	$40	$244	$29
Deferred revenue	267	20	237	17
Taxes, income and other	101	279	77	295
Operating lease liabilities	48	158	39	129
Other	253	61	253	47
Total	$940	$558	$850	$517
Other category above primarily includes accruals related to sales and product allowances, pension and postretirement benefits, interest payable, dividends payable, derivative liability and warranty reserves.
NOTE 12. FINANCING
The components of the Company’s debt as of December 31, less unamortized debt discounts and debt issuance costs, were as follows:

($ in millions)	Outstanding Amount
Description and Aggregate Principal Amount	2025	2024
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the “2026 Notes”)	$700	$697
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the “2028 Notes”)	696	696
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the “2031 Notes”)	584	513
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	693
Total Debt	2,673	2,599
Less: current portion of long-term debt	(700)	—
Long-term debt	$1,973	$2,599

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
The Company recorded $24 million of debt discounts and debt issuance costs related to the Notes. Debt issuance costs are presented as a reduction of debt in the Consolidated Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Unamortized debt discounts and debt issuance costs totaled $14 million and $19 million as of December 31, 2025 and 2024, respectively.
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
Credit Facility
On August 31, 2023, the Company entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Credit Facility”). There were no outstanding amounts under the Credit Facility as of December 31, 2025. The Credit Facility includes an alternative currency sublimit up to an amount equal to 90% of the aggregate commitments and a $100 million swingline sublimit and provides for the issuance of swing loans.

Borrowings under the Credit Facility bear interest at the Company’s option as follows: (i) in the case of borrowings denominated in U.S. dollars, (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Agreement) bear interest at a variable rate equal to the Term SOFR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating); and (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Credit Agreement) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1.0%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on one-month interest period plus 1.0%) and (d) 1.0%, plus in each case the Applicable Rate (a margin of between 0.0 to 30.0 basis points, depending on the Company’s long-term debt credit rating); and (ii) in the case of borrowings denominated in euros, Alternative Currency Loans (as defined in the Credit Agreement) bear interest at EURIBOR (as defined in the Credit Agreement) plus the Applicable Rate (a margin of between 79.5 and 130.0 basis points, depending on the Company’s long-term debt credit rating). In addition, the Company is required to pay a per annum facility fee of between 8.0 and 20.0 basis points (depending on the Company’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage. The Company’s current credit rating as of December 31, 2025 is Baa1/BBB and the associated facility fee is 9.0 basis points.
The Credit Facility contains affirmative and negative covenants customary to financings of this type that, among other things, limits the Company and its subsidiaries’ ability to incur additional liens and to make certain fundamental changes. In addition, the Credit Facility contains a financial covenant that requires the Company to not exceed a maximum consolidated net leverage ratio of 3.75:1.00 that will be tested quarterly. The maximum consolidated net leverage ratio will be increased to 4.25:1.00 for the four consecutive full fiscal quarters immediately following the consummation of any material acquisition. The Company intends to use the Credit Facility for liquidity support for the Company’s commercial paper programs and for general corporate purposes. Outstanding commercial paper directly reduces borrowing capacity under the Credit Facility. There were no amounts outstanding under the commercial paper program as of December 31, 2025.
Debt issuance costs related to the credit facility were not material.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2026	$700
2027	—
2028	700
2029	—
2030	—
Thereafter	1,287
NOTE 13. DERIVATIVES AND HEDGING TRANSACTIONS
On July 29, 2025, the Company entered into cross-currency swap derivative contracts with a total notional amount of $410 million to partially hedge its net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the euro and Swiss franc. These contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and effectively convert U.S. dollar-denominated bonds to obligations denominated in the hedged currency. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. The interest income or expense from these swaps is recorded in interest expense in the accompanying Consolidated and Combined Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature in September 2030 and September 2033.

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
The following table summarizes the notional values as of December 31, 2025 and 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated other comprehensive income (“OCI”) for the year then ended:

($ in millions)	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2025:
Net investment hedges:
Cross-currency contracts	$410	$(9)	$—
Foreign currency denominated debt	584	(70)	$—
Total	$994	$(79)	$—

Year ended December 31, 2024:
Net investment hedges:
Foreign currency denominated debt	$513	$34	$—
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 17, as these items are attributable to the Company’s hedges of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedges from accumulated other comprehensive income (loss) to earnings during the years ended December 31, 2025 and December 31, 2024. In addition, the Company did not have any ineffectiveness related to the net investment hedges during the years ended December 31, 2025 and December 31, 2024 and, should they arise, any ineffective portions of the hedges would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated and Combined Statements of Cash Flows, except for cash flows from the periodic interest settlements on the cross-currency swaps which are reported as cash flows from operating activities in the Consolidated and Combined Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instrument designated and qualifying as a net investment hedge, were classified in the Company’s Consolidated Balance Sheets as follows:

($ in millions)	2025	2024
Derivative instruments
Other long-term liabilities	$9	$—

Nonderivative hedging instruments
Long-term debt	$584	$513
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
The following sets forth the funded status of the Company's plans as of the most recent actuarial valuations using measurement dates of December 31:

($ in millions)	2025	2024
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(162)	$(171)
Service cost	(5)	(5)
Interest cost	(3)	(4)
Participant contributions	(2)	(2)
Plan settlements and curtailments	1	9
Benefits and other expenses paid	5	5
Actuarial (loss) gain	1	(4)
Foreign exchange rate impact and other	(22)	10
Benefit obligation at end of year	(187)	(162)
Change in plan assets:
Fair value of plan assets at beginning of year	127	135
Actual return on plan assets	5	3
Employer contributions	5	6
Participant contributions	2	2
Settlements	(1)	(7)
Benefits and other expenses paid	(5)	(5)
Foreign exchange rate impact	18	(7)
Fair value of plan assets at end of year	151	127
Funded status	$(36)	$(35)
The largest contributors to the net actuarial loss affecting the benefit obligation in 2025 were a decrease in the 2025 discount rate compared to the prior period and updated claims cost assumptions. The largest contributor to the net actuarial loss affecting the benefit obligation in 2024 was a decrease in the 2024 discount rates compared to the prior period.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBOs in excess of plan assets:

($ in millions)	2025	2024
Projected benefit obligation	$185	$162
Fair value of plan assets	150	127
The year-over-year change in the amounts above reflects the benefit plans with a PBO in excess of the fair value of plan assets.
Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans and postretirement benefit plans with ABOs in excess of plan assets:

($ in millions)	2025	2024
Accumulated benefit obligation	$170	$149
Fair value of plan assets	150	127
The year-over-year change in the amounts above reflects the benefit plans with an ABO in excess of the fair value of plan assets.

Weighted average assumptions used to determine benefit obligations at date of measurement:

	2025	2024
Discount rate	2.0%	1.7%
Rate of compensation increase	2.2%	2.2%
In 2025, the medical trend rate used to determine the postretirement benefit obligation was 7.0%. The rate decreases gradually to an ultimate rate of 4.0% by 2050 and remains at that level thereafter. In 2024, the medical trend rate used to determine the postretirement benefit obligation was 7.7%, gradually decreasing to an ultimate rate of 4.0% by 2049 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost):

($ in millions)	2025	2024
Service cost	$(5)	$(5)
Interest cost	(3)	(4)
Expected return on plan assets	4	4
Amortization of prior service credit	1	1
Amortization of net loss	—	—
Settlement and curtailment gain	—	2
Net periodic pension cost	$(3)	$(2)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans other than service cost are included in other income (expense), net in the Consolidated and Combined Statements of Earnings.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	2025	2024
Discount rate	1.7%	2.0%
Expected long-term return on plan assets	3.0%	3.1%
Rate of compensation increase	2.2%	2.5%
The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year.
Included in accumulated other comprehensive income (loss) as of December 31, 2025 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $6 million ($4 million, after-tax) and unrecognized actuarial gains of approximately $13 million ($10 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2025.
Selection of Expected Rate of Return on Assets
The expected rate of return reflects the asset allocation of the plans, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.8% to 4.4% in 2025 and 2.0% to 3.3% in 2024, with a weighted average rate of return assumption of 3.0% and 3.1% in 2025 and 2024, respectively.
Pension Plan Assets
The Company’s pension plan assets are invested in various insurance contracts as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the Consolidated and Combined Financial Statements.

Insurance contracts are valued based upon the quoted prices of the underlying investments with the insurance company and are considered a Level 2 investment. The fair value of plan assets as of December 31, 2025 and 2024 was $151 million and $127 million, respectively.
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
Expected Contributions
During 2026, the Company’s cash contribution requirements for its pension plans are expected to be approximately $6 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

2026	$8
2027	8
2028	11
2029	11
2030	10
2031 - 2035	52
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
Expense for all defined benefit and defined contribution pension plans amounted to $67 million, $63 million and $52 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 15. COMMITMENTS
Warranties
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of December 31, 2025 and 2024, the Company had accrued warranty liabilities of $30 million as of the end of both periods.
Purchase Obligations
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2025, the aggregate amount of the Company’s purchase obligations totaled approximately $166 million and the majority of these obligations are expected to be settled during 2026.
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

As of December 31, 2025, the Company had approximately $152 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, they would not have a material effect on its Consolidated and Combined Financial Statements.
NOTE 17. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Capital Stock
Under Veralto’s certificate of incorporation, as of December 31, 2025, Veralto’s authorized capital stock consists of 1.0 billion common shares with par value $0.01 per share and 15 million preferred shares with par value $0.01 per share. On September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. On September 30, 2023, Danaher distributed all of Veralto’s issued and outstanding common stock to Danaher’s stockholders. No preferred shares were issued or outstanding on December 31, 2025. Each share of Veralto common stock entitles the holder to one vote on all matters to be voted upon by common stockholders. Veralto’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock in one or more series and has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The Board’s authority to issue preferred stock with voting rights or conversion rights that, if exercised, could adversely affect the voting power of the holders of common stock, could potentially discourage attempts by third parties to obtain control of Veralto through certain types of takeover practices.
Following the Separation, the Company began paying a regular quarterly dividend during the first quarter of 2024. Aggregate cash payments for the four quarterly dividends paid to stockholders during 2025 and 2024 were $109 million and $89 million, respectively, and were recorded as dividends to stockholders in the Consolidated and Combined Statements of Changes in Stockholders’ Equity and the Consolidated and Combined Statements of Cash Flows.
On December 16, 2025, the Company’s board of directors authorized a quarterly dividend of $0.13 per share of Company common stock payable on January 30, 2026 to holders of record at the close of business on December 31, 2025.
Share Repurchase Program
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act of 1934, as amended), in privately negotiated transactions or by other methods, at the Company’s discretion. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market, business conditions, and other factors.
During the year ended December 31, 2025, the Company did not make any share repurchases.

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
The Stock Plan provides for the grant of stock options, PSUs, and RSUs, among other types of awards. A total of 22 million shares of Veralto common stock have been authorized for issuance under the Stock Plan. As of December 31, 2025, approximately 13 million shares of common stock remain available for issuance under the Stock Plan.
Stock options under the Stock Plan generally vest pro rata over a three-year or four-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors. The Company’s executive officers, non-employee directors, and certain other employees may be awarded stock options with different vesting criteria. Exercise prices for stock options granted under the Stock Plan are generally equal to the closing price of Veralto’s common stock on the New York Stock Exchange on the date of grant, while stock options issued as conversion awards in connection with the Separation from Danaher were priced to maintain the economic value before and after the Separation.
RSUs granted under the Stock Plan provide for the issuance of common stock at no cost to the holder. RSUs granted to employees generally vest pro rata over a three-year or four-year period, although certain employees and non-employee directors may be awarded RSUs with different time-based vesting criteria. Certain members of senior management may also be awarded incremental RSUs subject to performance-based vesting criteria. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights, and the shares underlying the RSUs are not considered issued or outstanding.
PSUs granted under the Stock Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder and will vest at 0% to 200% of the target share amount based on achievement of performance targets. The performance targets are based on a mix of both achievement of an internal growth metric and the Company’s total stockholder return ranking, both over a performance period of approximately three years. PSUs issued are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSUs are not considered issued and outstanding.
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

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2025	2024	2023
Risk-free interest rate	3.8 – 4.3%	4.0 – 4.5%	4.6 – 4.7%
Weighted average volatility	30.6%	33.0% – 36.1%	32.7% – 35.7%
Dividend yield	0.4% – 0.5%	0.4% – 0.5%	—%
Expected years until exercise	6	5 – 7	5 – 7
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
The Company’s total stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $74 million, $65 million, and $55 million, respectively.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated and Combined Statements of Earnings. As of December 31, 2025, $41 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2025, $36 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans:

(in millions, except weighted average exercise price and number of years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, January 1, 2023	—	$—
Awards converted from Former Parent Plan	5.7	58.22
Granted	0.1	77.53
Exercised	(0.1)	31.81
Cancelled/forfeited	(0.1)	78.05
Outstanding as of December 31, 2023	5.6	$58.93	6.3	$141
Granted	0.9	89.15
Exercised	(0.8)	41.36
Cancelled/forfeited	(0.3)	81.69
Outstanding as of December 31, 2024	5.4	65.52	6.0	$199
Granted	0.9	99.84
Exercised	(0.8)	50.10
Cancelled/forfeited	(0.2)	87.86
Outstanding as of December 31, 2025	5.3	$72.66	5.0	$148
Vested and expected to vest as of December 31, 2025 (a)	5.4	$72.36	5.0	$148
Vested as of December 31, 2025	3.2	$59.80	4.0	$127
(a) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The weighted average per share grant-date fair values of options granted during 2025 and 2024 was $36.09 and $33.90, respectively.
Options outstanding as of December 31, 2025 are summarized below:

(in millions, except price per share and number of years)	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$22.04 to $43.78	1.1	$32.87	2	1.1	$32.87
$43.79 to $75.81	1.1	62.22	4	1.0	60.46
$75.82 to $86.70	1.0	82.26	6	0.4	82.27
$86.71 to $98.00	1.1	88.54	6	0.5	89.83
$98.01 to $102.68	1.1	99.98	8	0.2	100.27
The aggregate intrinsic value of options exercised during the year ended December 31, 2025 was $38 million. Exercise of options during the year ended December 31, 2025 resulted in net cash receipts of $35 million. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $7 million in 2025 related to the exercise of employee stock options.

The following summarizes information on unvested RSU activity:

(in millions, except weighted average grant-date fair value)	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2023	—	$—
Awards from Former Parent plan	1.0	76.38
Granted	0.1	76.19
Vested	(0.1)	80.20
Forfeited	—	77.93
Unvested as of December 31, 2023	1.0	$76.23
Granted	0.5	95.60
Vested	(0.4)	71.07
Forfeited	(0.1)	81.19
Unvested as of December 31, 2024	1.0	$86.45
Granted	0.6	107.71
Vested	(0.3)	79.46
Forfeited	(0.1)	88.73
Unvested as of December 31, 2025	1.2	$97.38
The tax benefit of $7 million related to the vesting of RSUs for the year ended December 31, 2025 has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated and Combined Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2025, 131 thousand shares with an aggregate value of $13 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated and Combined Statements of Stockholders’ Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the Consolidated and Combined Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below.

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2023	$(968)	$—	$14		$(954)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	29	(19)	(18)		(8)
Income tax impact	—	5	2		7
Other comprehensive income (loss) before reclassifications, net of income taxes	29	(14)	(16)		(1)
Reclassification adjustments
Increase	—	—	1	(a)	1
Income tax impact	—	—	—		—
Reclassification adjustments, net of income taxes	—	—	1		1
Net other comprehensive income (loss), net of income taxes	29	(14)	(15)		—
Balance, December 31, 2023	(939)	(14)	(1)		(954)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(139)	34	—		(105)
Income tax impact	—	(8)	—		(8)
Other comprehensive income (loss) before reclassifications, net of income taxes	(139)	26	—		(113)
Reclassification adjustments
Increase (decrease)	—	—	(5)	(a)	(5)
Income tax impact	—	—	1		1
Reclassification adjustments, net of income taxes	—	—	(4)		(4)
Net other comprehensive income (loss), net of income taxes	(139)	26	(4)		(117)
Balance, December 31, 2024	(1,078)	12	(5)		(1,071)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	220	(79)	(3)		138
Income tax impact	—	19	—		19
Other comprehensive income (loss) before reclassifications, net of income taxes	220	(60)	(3)		157
Reclassification adjustments
Increase (decrease)	—	—	1	(a)	1
Income tax impact	—	—	—		—
Reclassification adjustments, net of income taxes	—	—	1		1
Net other comprehensive income (loss), net of income taxes	220	(60)	(2)		158
Balance, December 31, 2025	$(858)	$(48)	$(7)		$(913)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Note 14 for additional details).

NOTE 18. BASIS OF PRESENTATION AND RELATED PARTY TRANSACTIONS
Basis of Presentation
Prior to the Company’s separation from Danaher Corporation, Veralto’s businesses were comprised of Danaher’s Environmental & Applied Solutions segment. On August 24, 2023, the Board of Directors of Danaher approved the separation of Danaher’s Environmental & Applied Solutions segment through the pro rata distribution of all of the issued and outstanding common stock of Veralto Corporation to Danaher's stockholders. In connection with the Separation, on September 20, 2023, the net assets of the Veralto businesses were contributed to Veralto, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution the Company made a cash payment to Danaher in the amount of $2.6 billion. In addition, on September 29, 2023, the 100 shares of Veralto common stock held by Danaher were recapitalized into 246,291,342 shares of Veralto common stock held by Danaher. All per share amounts in the Consolidated and Combined Statements of Earnings for the period prior to the Separation have been retroactively adjusted to give effect to this recapitalization. Veralto completed the Separation on September 30, 2023, the first day of its fiscal fourth quarter.
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
Following the Separation, the consolidated financial statements include the accounts of Veralto and those of the Company’s wholly-owned subsidiaries and no longer include any allocations from Danaher. Accordingly:
•The Consolidated Balance Sheets at December 31, 2025 and December 31, 2024 consist of the Company’s consolidated balances.
•The Consolidated Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Stockholders’ Equity and Statement of Cash Flows for the years ended December 31, 2025 and December 31, 2024 consist of the Company’s consolidated results.
•The Consolidated and Combined Statement of Earnings, Statement of Comprehensive Income, Statement of Changes in Stockholders’ Equity and Statement of Cash Flows for the year ended December 31, 2023 consist of the Company’s consolidated results for the three months ended December 31, 2023 and the combined results of the Veralto businesses for the nine months ended September 29, 2023.
The 2023 Combined Financial Statements may not be indicative of results had the Company been a separate stand-alone entity throughout the periods presented, nor are the results stated herein indicative of what the Company’s financial position, results of operations and cash flows may be in the future.
All significant transactions between the Company and Former Parent have been included in the accompanying Consolidated and Combined Financial Statements. Transactions with Former Parent are reflected in the accompanying Consolidated and Combined Statements of Stockholders’ Equity as “Net transfers to Former Parent.” In addition, the accumulated net effect of intercompany transactions between the Company and Danaher or Danaher affiliates for periods prior to the Separation are included in “Noncash adjustments to Former Parent’s investment, net.”
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

Related Party Transactions with Danaher
In connection with the Separation, on September 29, 2023, Danaher and Veralto entered into a separation and distribution agreement as well as various other related agreements (collectively the “Agreements”) that govern the Separation and the relationships between the parties going forward, including a transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement, Veralto Enterprise System (“VES”) license agreement, and framework agreement governing certain commercial arrangements between subsidiaries of Danaher and Veralto.
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
Intellectual Property Matters Agreement
Veralto and Danaher entered into an intellectual property matters agreement which sets forth the terms and conditions pursuant to which Danaher and Veralto have mutually granted certain personal, generally irrevocable, non-exclusive, worldwide, and royalty-free rights to use certain intellectual property. Both parties are able to sublicense their rights in connection with activities relating to the their businesses, but not for independent use by third parties. Under the intellectual property matters agreement, the term period with respect to licensed or sublicensed know-how is perpetual and with respect to each licensed or sublicensed patent it will expire upon expiration of the last valid claim of such patent.
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
Veralto Enterprise System License Agreement
Veralto and Danaher entered into a VES license agreement pursuant to which Danaher granted a nonexclusive, worldwide, non-transferable, perpetual license to Veralto to use, modify, enhance and improve VES solely in support of its businesses. Veralto is able to sublicense such license solely to direct and indirect, wholly-owned subsidiaries (but only as long as such entities remain direct and indirect, wholly-owned subsidiaries) and to third parties to the extent reasonably necessary to support the businesses of Veralto and its subsidiaries and subject to appropriate confidentiality and non-use obligations. In addition, both parties had licenses to improvements made by each party to VES through September 30, 2025. The term period for the VES license agreement is perpetual, unless terminated earlier by either party.
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
Sales to Danaher and its subsidiaries during the years ended December 31, 2025 and 2024, were $19 million and $21 million, respectively. During the three months ended December 31, 2023 following the Separation, sales to Danaher and its subsidiaries were $7 million. Sales to Danaher and its subsidiaries were $21 million during the nine months ended September 29, 2023.
In addition to transactions entered into in the ordinary course of business, the Company received net payments of approximately $4 million during the year ended December 31, 2025, and made net payments of approximately $16 million and $10 million during the years ended December 31, 2024 and 2023, respectively, in accordance with the transition services agreement for various services provided to the Company by Danaher.
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
Corporate expenses allocated to Veralto from Danaher and its subsidiaries for the year ended December 31, 2023 were $42 million. Following the Separation, the Company independently incurs expenses as a stand-alone company and no expenses are allocated by Danaher.
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
Insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for the year ended December 31, 2023 were $8 million.
Medical Insurance Programs Administered by Danaher
In addition to the corporate allocations discussed above, the Company was allocated expenses related to the medical insurance programs the Danaher administers on behalf of the Company. These amounts were allocated using actual medical claims incurred during the period for the associated employees attributable to the Company.
Medical insurance programs expenses allocated to Veralto from Danaher and its subsidiaries for the year ended December 31, 2023 were $88 million.
Deferred Compensation Program Administered by Danaher
Refer to Note 10 for information regarding the deferred compensation program. In connection with the Separation, the Company established a similar independent, nonqualified deferred compensation program.
Deferred compensation program expenses incurred for the year ended December 31, 2023 were $3 million.
NOTE 19. SUBSEQUENT EVENTS
On January 22, 2026, the Company completed the acquisition of In-Situ, Inc. (“In-Situ”), a global leader in environmental water measurement and monitoring solutions with a leading portfolio of water quality sondes, water quality sensors and data management solutions that help customers monitor and measure the quality or quantity of surface and groundwater. The total purchase price was cash consideration of approximately $427 million, net of cash acquired. In-Situ will be included in the Water Quality segment.
The initial accounting for the In-Situ acquisition is incomplete as a result of the timing of the acquisition. Accordingly, it is impracticable for the Company to make certain business combination disclosures such as the estimated fair values of assets and liabilities acquired and the amount of goodwill.

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
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2026 annual meeting of stockholders.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Veralto’s executive officers as of February 3, 2026. All of Veralto’s executive officers hold office at the pleasure of Veralto’s Board of Directors. Unless otherwise stated, the positions indicated are Veralto positions.

Name	Age	Position
Jennifer L. Honeycutt	56	President and Chief Executive Officer; Director
Sameer Ralhan	52	Senior Vice President and Chief Financial Officer
Melissa Kapity	54	Senior Vice President and Chief Segment Officer, Water Quality
Mattias Byström	53	Senior Vice President and Chief Segment Officer, Product Quality & Innovation
Surekha Trivedi	51	Senior Vice President, Strategy & Sustainability
Lesley Beneteau	53	Senior Vice President and Chief Human Resources Officer
Kimberly Chainey	50	Senior Vice President and Chief Legal Officer
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
Melissa Kapity serves as Veralto’s Senior Vice President and Chief Segment Officer, Water Quality, and has served as Vice President and Group Executive of Danaher’s Water Quality companies since January 2023. Prior to that, Ms. Kapity served as Senior Vice President and Group Executive of IDEX Corporation, a provider of specialty engineered products, from October 2022 to January 2023. Prior to joining IDEX Corporation, Ms. Kapity held a variety of positions at Danaher from March 2000 to October 2022, including most recently as President of Cepheid, a Danaher subsidiary, from April 2021 to October 2022.
Mattias Byström serves as Veralto’s Senior Vice President and Chief Segment Officer, Product Quality & Innovation, and has served as Vice President and Group Executive of Danaher’s Product Identification companies since November 2021. Prior to that, Mr. Byström served in various leadership roles for Danaher’s Product Identification businesses since September 2018, including President of Esko from September 2018 to March 2020 and most recently as President of Danaher’s Packing & Color Management companies from March 2020 to November 2021.

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
Kimberly Chainey serves as Veralto’s Senior Vice President and Chief Legal Officer. Prior to joining Veralto in December 2025, Ms. Chainey served as Executive Vice President, Chief Legal Officer and Corporate Secretary at AptarGroup, Inc. from July 2020 until November 2025. Prior to her time with Aptar, Ms. Chainey served as Vice President and General Counsel of Panasonic Avionics Corporation.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information (other than the Pay Versus Performance disclosure) and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2026 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed” and the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Veralto Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2026 annual meeting of shareholders (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2026 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Philadelphia, Pennsylvania, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2026 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 93 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
Not applicable.
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	99

EXHIBIT INDEX

Exhibit Number	Description
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

10.11
Credit Agreement, dated as of August 31, 2023, by and among Veralto Corporation, certain subsidiaries of Veralto Corporation, Bank of America, N.A., as administrative agent and Bank of America, N.A. as lender and swing line lender (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.12
Form of Veralto Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.13
Offer of Employment Letter, dated as of January 27, 2023, between Danaher Corporation and Jennifer Honeycutt (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.14
Offer of Employment Letter, dated as of May 12, 2023, between DH EAS Employment LLC and Sameer Ralhan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.15
Offer of Employment Letter, dated as of January 6, 2023, between Danaher Corporation and Melissa Aquino (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.16
Employment Agreement, dated as of December 21, 2021, between VTI Sweden AB and Mattias Byström (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.17
Amendment to Employment Agreement, dated as of May 5, 2023, between VTI Sweden AB and Mattias Byström (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.18
Offer of Employment Letter, dated as of February 27, 2023, between Danaher Corporation and Surekha Trivedi (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)*

10.19
Separation Agreement and General Release entered into between Sylvia A. Stein and VL Employment LLC, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Current Report on Form 8-K filed August 7, 2025)*

10.20
Offer of Employment Letter, dated as of September 25, 2025, between Veralto Corporation and Kimberly Chainey (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Current Report on Form 8-K filed November 3, 2025)*

10.21	Form of Veralto Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.20 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025)
10.22	Form of Veralto Corporation Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025)
10.23	Form of Veralto Corporation Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.22 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025)
10.24
Form of Veralto Retirement Savings Plan (incorporated by reference to Exhibit 10.5 to Amendment 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-274789), filed with the Commission on February 28, 2024)

10.25	Form of Veralto Corporation Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025)
10.26
Form of Veralto Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.25 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025)

10.27
Form A of Veralto Corporation Agreement Regarding Competition and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.28
Form B of Veralto Corporation Agreement Regarding Solicitation and Protection of Proprietary Interests (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.29
Form of Veralto Corporation Senior Leader Severance Pay Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Veralto Corporation’s Registration Statement on Form 10 filed August 31, 2023)

10.30	First Amendment to Veralto Corporation Senior Leaders Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Form 8-K filed December 15, 2023)
10.31
Second Amendment to the Senior Leaders Severance Pay Plan of Veralto Corporation and its Affiliated Companies (incorporated by reference to Exhibit 10.30 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025)

10.32	Veralto Non-Employee Directors’ Deferred Compensation Plan dated as of December 15, 2025

10.33	Offer of Employment Letter, dated as of March 9, 2023 between Danaher Corporation and Lesley Benetau
19.1	Veralto Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025).
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Clawback Policy, Pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as Amended (incorporated by reference to Exhibit 99.1 to Veralto Corporation’s Quarterly Report on Form 10-Q filed April 30, 2025)

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

VERALTO CORPORATION

Date:	February 20, 2026	By:	/s/ JENNIFER L. HONEYCUTT
Jennifer L. Honeycutt
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ LINDA FILLER	February 20, 2026
Linda Filler
Chair of the Board

/s/ JENNIFER L. HONEYCUTT	February 20, 2026
Jennifer L. Honeycutt
President, Chief Executive Officer and Director

/s/ SAMEER RALHAN	February 20, 2026
Sameer Ralhan
Senior Vice President and Chief Financial Officer

/s/ BERNARD M. SKEETE	February 20, 2026
Bernard M. Skeete
Vice President and Chief Accounting Officer

/s/ FRANÇOISE COLPRON	February 20, 2026
Françoise Colpron
Director

/s/ DANIEL L. COMAS	February 20, 2026
Daniel L. Comas
Director

/s/ SHYAM P. KAMBEYANDA	February 20, 2026
Shyam P. Kambeyanda
Director

/s/ WILLIAM H. KING	February 20, 2026
William H. King
Director

/s/ WALTER G. LOHR, JR.	February 20, 2026
Walter G. Lohr, Jr.
Director

/s/ HEATH A. MITTS	February 20, 2026
Heath A. Mitts
Director

/s/ VIJAY SANKARAN	February 20, 2026
Vijay Sankaran
Director

/s/ JOHN T. SCHWIETERS	February 20, 2026
John T. Schwieters
Director

/s/ CINDY L. WALLIS-LAGE	February 20, 2026
Cindy L. Wallis-Lage
Director

/s/ THOMAS L. WILLIAMS	February 20, 2026
Thomas L. Williams
Director

VERALTO CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2025:
Allowances deducted from asset account
Allowance for credit losses	$39	6	1	(8)	$38
Year ended December 31, 2024:
Allowances deducted from asset account
Allowance for credit losses	$37	9	(1)	(6)	$39
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for credit losses	$36	10	—	(9)	$37
(a) Amounts include allowance for credit losses classified as current and noncurrent.