Form 10-Q
period 2026-04-03
Veralto Corp
filed 2026-04-29
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 21, 2026 was 245,599,266.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	April 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,431	$2,031
Trade accounts receivable, less allowance for credit losses of $35 and $36, respectively	922	897
Inventories:
Finished goods	143	130
Work in process	49	45
Raw materials	140	132
Total inventories	332	307
Prepaid expenses and other current assets	259	197
Total current assets	2,944	3,432
Property, plant and equipment, net of accumulated depreciation of $533 and $526, respectively	297	294
Other long-term assets	620	605
Goodwill	3,042	2,838
Other intangible assets, net	750	524
Total assets	$7,653	$7,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Trade accounts payable	426	416
Accrued expenses and other liabilities	858	940
Total current liabilities	1,984	2,056
Other long-term liabilities	701	558
Long-term debt	1,962	1,973
Stockholders' Equity:
Preferred stock - $0.01 par value as of April 3, 2026 and December 31, 2025, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, 1.0 billion shares authorized, 249.2 million issued and 245.6 million outstanding as of April 3, 2026; 248.4 million issued and outstanding as of December 31, 2025	2	2
Additional paid-in capital	2,288	2,272
Treasury stock	(303)	—
Retained earnings	1,966	1,744
Accumulated other comprehensive loss	(948)	(913)
Total Veralto stockholders' equity	3,005	3,105
Noncontrolling interests	1	1
Total stockholders' equity	3,006	3,106
Total liabilities and stockholders' equity	$7,653	$7,693
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	April 3, 2026	April 4, 2025
Sales	$1,422	$1,332
Cost of sales	(568)	(527)
Gross profit	854	805
Operating costs:
Selling, general and administrative expenses	(448)	(419)
Research and development expenses	(68)	(64)
Operating profit	338	322
Nonoperating income (expense):
Other income (expense), net	7	(6)
Interest expense, net	(24)	(27)
Earnings before income taxes	321	289
Income taxes	(67)	(64)
Net earnings	$254	$225

Net earnings per common share:
Basic	$1.03	$0.91
Diluted	$1.02	$0.90
Average common stock and common equivalent shares outstanding:
Basic	247.6	247.9
Diluted	249.2	250.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 3, 2026	April 4, 2025
Net earnings	$254	$225
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(47)	81
Pension and post-retirement plan benefit adjustments	—	(1)
Unrealized gain (loss) on net investment hedges	12	(22)
Total other comprehensive income (loss), net of income taxes	(35)	58
Comprehensive income	$219	$283
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2025	248.4	$2	$2,272	$—	$1,744	$(913)	$1
Net earnings for the period	—	—	—	—	254	—	—
Dividends declared	—	—	—	—	(32)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(35)	—
Repurchase of common stock	(3.2)	—	—	(303)	—	—	—
Common stock-based award activity	0.4	—	16	—	—	—	—
Balance, April 3, 2026	245.6	$2	$2,288	$(303)	$1,966	$(948)	$1

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2024	247.4	$2	$2,190	$—	$917	$(1,071)	$7
Net earnings for the period	—	—	—	—	225	—	—
Dividends declared	—	—	—	—	(28)	—	—
Separation related adjustments	—	—	(9)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	58	—
Common stock-based award activity	0.4	—	18	—	—	—	—
Balance, April 4, 2025	247.8	$2	$2,199	$—	$1,114	$(1,013)	$7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 3, 2026	April 4, 2025
Cash flows from operating activities:
Net earnings	$254	$225
Noncash items:
Depreciation	11	10
Amortization of intangible assets	13	9
Stock-based compensation expense	16	16
Loss on product line dispositions	—	6
Gain from the step acquisition of previously held minority interest	(7)	—
Change in trade accounts receivable, net	(23)	(9)
Change in inventories	(16)	(20)
Change in trade accounts payable	9	10
Change in prepaid expenses and other assets	(14)	(19)
Change in accrued expenses and other liabilities	(61)	(71)
Net cash provided by operating activities	182	157
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(426)	—
Payments for additions to property, plant and equipment	(12)	(15)
All other investing activities	(1)	4
Net cash used in investing activities	(439)	(11)
Cash flows from financing activities:
Payment of dividends	(32)	(27)
Proceeds from the issuance of common stock in connection with stock-based compensation	—	1
Payments for repurchase of common stock	(300)	—
Net cash used in financing activities	(332)	(26)
Effect of exchange rate changes on cash and cash equivalents	(11)	18
Net change in cash and cash equivalents	(600)	138
Beginning balance of cash and cash equivalents	2,031	1,101
Ending balance of cash and cash equivalents	$1,431	$1,239
Supplemental disclosures:
Cash interest payments	$57	$57
Cash income tax payments	$30	$38
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
Veralto Corporation’s (“Veralto” or the “Company”) unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Its diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Through the Water Quality segment, the Company improves the quality and reliability of water through its leading brands including Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in their products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
Basis of Presentation—Veralto prepared the unaudited Consolidated Condensed Financial Statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the audited annual Consolidated Financial Statements as of and for the year ended December 31, 2025 and the Notes thereto included within the 2025 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of April 3, 2026 and December 31, 2025, and its results of operations and cash flows for the three-month periods ended April 3, 2026 and April 4, 2025.
There have been no changes to the Company’s significant accounting policies described within the 2025 Annual Report on Form 10-K that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
Recent Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — reporting Comprehensive Income — Expense Disaggregation Disclosures. The ASU requires entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The adoption of the standard will not impact the Company’s consolidated financial statements. Upon adoption, the Company will update the applicable interim and annual disclosures to align with the new standard.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Operating Leases—As of April 3, 2026 and December 31, 2025, operating lease right-of-use assets where the Company was the lessee were $199 million and $195 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $210 million and $206 million as of April 3, 2026 and December 31, 2025, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets are prepaid expenses of $148 million and $141 million as of April 3, 2026 and December 31, 2025, respectively.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency denominated debt and cross-currency swaps. When utilized, the derivative instruments are recorded on the Consolidated Condensed Balance Sheets as either an asset or liability measured at fair value. To the extent the derivative instrument qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Notes 8 and 10 for additional information.
NOTE 2. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses exceed the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the one-year measurement period, as required.
On January 22, 2026, the Company completed the acquisition of 100% of the outstanding shares of In-Situ, Inc. (“In-Situ”), a global leader in environmental water measurement and monitoring solutions with a leading portfolio of water quality sondes, water quality sensors and data management solutions that help customers monitor and measure the quality or quantity of surface and groundwater. The total purchase price was cash consideration of approximately $426 million, net of cash acquired. In-Situ will be included in the Water Quality segment. The Company completed the In-Situ acquisition using cash on hand. The Company preliminarily recorded approximately $223 million of goodwill related to the In-Situ acquisition.
Prior to the acquisition, the Company held a minority ownership interest in In-Situ that was accounted for using a measurement alternative that measures the securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The acquisition was accounted for as a step acquisition, which required remeasurement of the Company’s pre-existing equity interest in In-Situ immediately prior to the completion of the acquisition to its estimated fair value. The remeasurement resulted in a pre-tax gain of approximately $7 million, which was recorded in other income (expense), net in the Consolidated Condensed Statements of Earnings.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition of In-Situ during the three-month period ended April 3, 2026:

($ in millions)	In-Situ
Trade accounts receivable	$10
Inventories	12
Property, plant and equipment	3
Intangible assets - trade names	14
Intangible assets - developed technology	198
Intangible assets - customer relationships	30
Goodwill	223
Deferred tax liabilities	(47)
Other assets and liabilities, net	(10)
Net assets acquired	$433
Less: noncash gain on previously held minority interest	(7)
Net cash consideration	$426
The weighted-average amortization periods for definite-lived intangible assets acquired during the three-month period ended April 3, 2026 are 10 years for customer relationships, 11 years for developed technology, and 15 years for trade names. The weighted-average amortization period for definite-lived intangible assets acquired in aggregate during the three-month period ended April 3, 2026 is 11 years.
Transaction-related costs for the In-Situ acquisition were $3 million for the three-month period ended April 3, 2026.
Pro Forma Financial Information
Pro forma financial information for the In-Situ acquisition has not been presented because the acquisition was not material to the Company’s Consolidated Condensed Statements of Earnings.

NOTE 3. NET EARNINGS PER COMMON SHARE
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
Information related to the calculation of net earnings per common share for the three-month periods ended April 3, 2026 and April 4, 2025 is summarized as follows:

	Three-Month Period Ended
($ and shares in millions, except per share amounts)	April 3, 2026	April 4, 2025
Numerator:
Net earnings	$254	$225

Denominator:
Weighted average common shares outstanding used in Basic EPS	247.6	247.9
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	1.6	2.2
Weighted average common shares outstanding used in Diluted EPS	249.2	250.1

Basic EPS	$1.03	$0.91
Diluted EPS	$1.02	$0.90

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended April 3, 2026 and April 4, 2025. Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended April 3, 2026:
Geographical region:
North America(a)	$506	$187	$693
Western Europe	170	169	339
Other developed markets	17	13	30
High-growth markets(b)	181	179	360
Total	$874	$548	$1,422

Revenue type:
Recurring	$527	$360	$887
Nonrecurring	347	188	535
Total	$874	$548	$1,422

For the Three-Month Period Ended April 4, 2025:
Geographical region:
North America(a)	$469	$186	$655
Western Europe	141	161	302
Other developed markets	16	13	29
High-growth markets(b)	168	178	346
Total	$794	$538	$1,332

Revenue type:
Recurring	$472	$344	$816
Nonrecurring	322	194	516
Total	$794	$538	$1,332
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended April 3, 2026 and April 4, 2025, lease revenue was $20 million and $22 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of April 3, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $322 million. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months, 34% over the subsequent 12 months, and the remainder recognized thereafter.
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 3, 2026 and December 31, 2025, contract liabilities were $331 million and $287 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the three-month periods ended April 3, 2026 and April 4, 2025 that was included in the opening contract liability balance was $151 million and $118 million, respectively.
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

Detailed segment data for the three-month periods ended April 3, 2026 and April 4, 2025 is as follows:

	Three-Month Period Ended
($ in millions)	April 3, 2026	April 4, 2025
Sales:
Water Quality	$874	$794
Product Quality & Innovation	548	538
Total	$1,422	$1,332

Operating profit:
Water Quality	$210	$198
Product Quality & Innovation	144	146
Other	(16)	(22)
Total	$338	$322

Depreciation and amortization of intangible assets:
Water Quality	$14	$8
Product Quality & Innovation	10	11
Total	$24	$19

Capital expenditures:
Water Quality	$6	$8
Product Quality & Innovation	6	7
Total	$12	$15
Identifiable assets by segment as of April 3, 2026 and December 31, 2025 are as follows:

($ in millions)	April 3, 2026	December 31, 2025
Water Quality	$3,215	$2,651
Product Quality & Innovation	2,908	2,810
Other	1,530	2,232
Total	$7,653	$7,693

Reconciliations of total segment sales to total segment operating profit and of total segment operating profit to total consolidated earnings before income taxes, for the three-month periods ended April 3, 2026 and April 4, 2025 are as follows:

	Three-Month Period Ended April 3, 2026
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$874	$548	$—	$1,422
Less: other segment items	(664)	(404)	(16)	(1,084)
Segment operating profit	$210	$144	$(16)	$338
Other income (expense), net				7
Interest expense, net				(24)
Earnings before income taxes				$321

	Three-Month Period Ended April 4, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$794	$538	$—	$1,332
Less: other segment items	(596)	(392)	(22)	(1,010)
Segment operating profit	$198	$146	$(22)	$322
Other income (expense), net				(6)
Interest expense, net				(27)
Earnings before income taxes				$289
NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 3, 2026	April 4, 2025
Effective tax rate	20.9%	22.1%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended April 3, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above and the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), partially offset by a net discrete provision of $2 million related primarily to the impact of a gain on a minority interest holding. The net discrete provision increased the effective tax rate by 0.6% for the three-month period ended April 3, 2026.
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
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2025 and Note 6 to the financial statements included within the 2025 Annual Report on Form 10-K.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill:

($ in millions)
Balance, December 31, 2025	$2,838
Attributable to 2026 acquisitions	223
Foreign currency translation and other	(19)
Balance, April 3, 2026	$3,042
The carrying value of goodwill by segment is summarized as follows:

($ in millions)	April 3, 2026	December 31, 2025
Water Quality	$1,556	$1,342
Product Quality & Innovation	1,486	1,496
Total	$3,042	$2,838
The Company has not identified any goodwill impairment indicators in the three-month period ended April 3, 2026.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified any impairment triggers in the three-month period ended April 3, 2026.
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
April 3, 2026
Assets:
Cross-currency swap derivative contracts	$—	$2	$—	$2
Total Assets	$—	$2	$—	$2

Liabilities:
Deferred compensation liabilities	$47	$—	$—	$47
Cross-currency swap derivative contracts	—	8	—	8
Total Liabilities	$47	$8	$—	$55

December 31, 2025
Liabilities:
Deferred compensation liabilities	$42	$—	$—	$42
Cross-currency swap derivative contracts	—	9	—	9
Total Liabilities	$42	$9	$—	$51
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
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 10 for additional information.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows:

	April 3, 2026		December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt Obligations:
Current portion of long-term debt	$700	$703	$700	$706
Long-term debt	1,962	2,006	1,973	2,045
As of April 3, 2026 and December 31, 2025, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 9. FINANCING
As of April 3, 2026, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows:

($ in millions)	Outstanding Amount
Description and Aggregate Principal Amount	April 3, 2026	December 31, 2025
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$700	$700
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	697	696
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	572	584
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	693
Total debt	2,662	2,673
Less: current portion of long-term debt	(700)	(700)
Long-term debt	$1,962	$1,973
Unamortized debt discounts and debt issuance costs totaled $13 million and $14 million as of April 3, 2026 and December 31, 2025, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2025 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of April 3, 2026.
NOTE 10. DERIVATIVES AND HEDGING TRANSACTIONS
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

The following table summarizes the notional values as of April 3, 2026 and April 4, 2025 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated OCI for the three-month periods ended April 3, 2026 and April 4, 2025:

($ in millions)	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended April 3, 2026:
Net investment hedges:
Cross-currency contracts	$410	$3	$—
Foreign currency denominated debt	572	12	—
Total	$982	$15	$—

For the Three-Month Period Ended April 4, 2025:
Net investment hedges:
Foreign currency denominated debt	$543	$(29)	$—
Gains or losses related to the net investment hedges are classified as net investment hedges adjustments in the schedule of changes in OCI in Note 12, as these items are attributable to the Company’s hedge of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedges from accumulated other comprehensive income (loss) to earnings during the three-month periods ended April 3, 2026 and April 4, 2025. In addition, the Company did not have any ineffectiveness related to the net investment hedges during the three-month periods ended April 3, 2026 and April 4, 2025, and should they arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows, except for cash flows from the periodic interest settlements on the cross-currency swaps which are reported as cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instrument designated and qualifying as a net investment hedge, were classified in the Company’s Consolidated Condensed Balance Sheets as follows:

($ in millions)	April 3, 2026	December 31, 2025
Derivative instruments
Derivative assets:
Other long-term assets	$2	$—

Derivative liabilities:
Other long-term liabilities	$8	$9

Nonderivative hedging instruments
Long-term debt	$572	$584
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2025 included within the 2025 Annual Report on Form 10-K.

The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of April 3, 2026 and December 31, 2025, the Company had accrued warranty liabilities of $30 million as of the end of both periods.
NOTE 12. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Share Repurchase Program
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions or by other methods, at the Company’s discretion. As of April 3, 2026, $450 million of the Company’s common stock remained authorized under the Repurchase Program. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any shares repurchased under the Repurchase Program will be determined by members of the Company’s management based on its evaluation of market, business conditions, and other factors. Refer to Part II - Item 2 for additional information.
During the three-month period ended April 3, 2026, the Company repurchased approximately 3 million shares of its common stock for approximately $300 million as part of the Repurchase Program. The Company’s common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within repurchase of common stock in the Consolidated Condensed Statements of Stockholders' Equity. The payment of the excise tax is paid annually and will be recorded within payments for repurchase of common stock in the Consolidated Condensed Statements of Cash Flows.
Stock-Based Compensation
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2025 included within the 2025 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended April 3, 2026 and April 4, 2025 was $16 million.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of April 3, 2026, $81 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of April 3, 2026, $57 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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

The changes in accumulated other comprehensive income (loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
For the Three-Month Period Ended April 3, 2026:
Balance, December 31, 2025	$(858)	$(48)	$(7)	$(913)
Other comprehensive income (loss):
Increase (decrease)	(47)	15	—	(32)
Income tax impact	—	(3)	—	(3)
Net other comprehensive income (loss), net of income taxes	(47)	12	—	(35)
Balance, April 3, 2026	$(905)	$(36)	$(7)	$(948)

For the Three-Month Period Ended April 4, 2025:
Balance, December 31, 2024	$(1,078)	$12	$(5)	$(1,071)
Other comprehensive income (loss):
Increase (decrease)	81	(29)	(1)	51
Income tax impact	—	7	—	7
Net other comprehensive income (loss), net of income taxes	81	(22)	(1)	58
Balance, April 4, 2025	$(997)	$(10)	$(6)	$(1,013)
NOTE 13. SUBSEQUENT EVENTS
Acquisition of GlobalVision
On April 7, 2026, the Company completed the acquisition of GlobalVision for CAD $270 million, subject to customary post-closing adjustments. GlobalVision leverages its core proprietary deterministic technology with AI-augmented functionality to help pharmaceutical and consumer packaged goods customers accelerate their speed to market and meet critical quality and packaging compliance regulations, verifying that packaging content remains accurate and compliant at every critical hand-off. GlobalVision will be integrated into the Product Quality & Innovation segment.
The initial accounting for the GlobalVision acquisition is incomplete as a result of the timing of the acquisition. Accordingly, it is impracticable for the Company to make certain business combination disclosures in this report such as the estimated fair values of assets and liabilities acquired and the amount of goodwill.
2026 Restructuring Program
On April 27, 2026, the Company's Board of Directors approved and authorized management to execute a restructuring program (the “2026 Restructuring Program”) designed to simplify business processes and streamline our organization, optimize cost structure, and strengthen our competitive positioning to better serve our customers. The plan consists of (i) workforce reductions across our businesses and functions, (ii) site consolidations, and (iii) functional transformation initiatives. The 2026 Restructuring Program will impact corporate functions and both business segments and is expected to be substantially completed by the end of 2028.
The Company expects to incur total restructuring charges in connection with the 2026 Restructuring Program ranging from approximately $85 million to $105 million.

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
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2025, included within the 2025 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three-month period ended April 3, 2026 included in this Quarterly Report on Form 10-Q (this “Report”).
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into, the impact of global trade policies, tariffs, restrictions on imports, related countermeasures and reciprocal tariffs; future new or modified laws, regulations, accounting pronouncements or public policy changes; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Veralto intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in the 2025 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q.
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
Below is a summary of material risks and uncertainties we face, some of which we have experienced and any of which may occur in the future. These risks are discussed more fully in “Item 1A. Risk Factors” in the 2025 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q:
Business and Strategic Risks
•Conditions in the global economy, including the current conflict in the Middle East and changes in trade and tariff policies, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
•The U.S. government has imposed and may continue to impose significant tariffs or other restrictions on foreign imports, and such trade restrictions or related countermeasures taken by impacted foreign countries could adversely affect our business and financial statements.
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
•Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may adversely affect our business and financial statements.
•Non-U.S. economic, political, legal, compliance, social and business factors can adversely affect our business and financial statements.
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
•Divestitures or other dispositions could adversely affect our business and financial statements.
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
•Our restructuring actions could result in unexpected costs, may not achieve the anticipated benefits and can have long-term adverse effects on our business and financial statements.
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
See “Item 1A. Risk Factors” in the 2025 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW
Business Overview
Veralto Corporation’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of leading operating companies provide essential technology solutions that monitor, enhance and protect key resources around the globe. We are committed to the advancement of public health and safety and believe we are positioned to support our customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. For decades, we have used our scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries – including municipal utilities, food and beverage, pharmaceutical and industrials – where the consequence of failure is high. Through our core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to our solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. Veralto is headquartered in Waltham, Massachusetts with a workforce of nearly 17,000 employees (whom we refer to as “associates”) as of December 31, 2025, strategically located in approximately 50 countries.
Veralto Corporation is a Delaware corporation and was incorporated in 2023 in connection with the separation of Veralto from Danaher Corporation (“Danaher”) on September 30, 2023 as an independent, publicly traded company, listed on the New York Stock Exchange (the “Separation”).
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 62% of total sales during the three months ended April 3, 2026. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.
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
We also believe that the Veralto Enterprise System (“VES”) provides us with a strong foundation for competitive differentiation. VES is a business management system that consists of a philosophy, processes and tools that guide what Veralto does and measure how well Veralto executes, grounded in a culture of continuous improvement. VES processes and tools are organized around the areas of Operational Excellence, Growth and Leadership, and are rooted in foundational tools known as the VES Fundamentals, which are relevant to every associate and business function. The VES Fundamentals are focused on core competencies such as using visual representations of processes to identify inefficiencies, creating standard work, defining and solving problems in a structured way, and continuously improving processes to drive long-term impact.

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
Business Performance
During the three-month period ended April 3, 2026, overall revenues increased 6.7% and core sales increased 1.9% compared to the comparable period in 2025 primarily driven by core sales growth in the Water Quality segment. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 3.5% and 1.3%, respectively, during the three-month period ended April 3, 2026 compared to the comparable period in 2025. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales during the three-month period ended April 3, 2026 in developed markets increased year-over-year by 7.7%, driven by increased sales of 5.8% in North America, 12.3% in Western Europe, and 3.4% in other developed markets. Sales in high-growth markets increased 4.0% year-over-year. For the same period, core sales in developed markets increased 3.1% driven by increased core sales of 4.5% in North America and increased core sales of 0.6% in Western Europe. Core sales in high-growth markets decreased 0.6% driven by mid-single digit decrease in Latin America offset by low-single digit increase in China.
The Company’s net earnings for the three-month period ended April 3, 2026 totaled $254 million, compared to $225 million for the three-month period ended April 4, 2025. The increase in net earnings was primarily driven by increased sales resulting from positive pricing actions and the impact of product mix, partially offset by higher cost of sales. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three-month period ended April 3, 2026.
Outlook
Water Quality: we continue to expect global growth led by positive secular growth drivers across municipal and industrial markets globally, and disciplined commercial execution. Segment performance is expected to benefit from steady municipal demand driven by recurring revenue from a large installed base, while industrial demand is driven by regional end-market dynamics.
Product Quality & Innovation: we expect improved growth as the year progresses, driven by consumer packaged goods market globally. Performance is expected to benefit from steady recurring revenue from a large installed base, new product offerings that help our customers convey the quality and safety of their products and build trust with consumers, and recovery in certain industrial end-markets in second half of the year.
The potential effects of tariffs, prospective changes in trade policies and conflict in the Middle East remain uncertain. The Company’s objective is to implement appropriate countermeasures designed to mitigate the impact of these items, and other forms of macroeconomic volatility. Regardless of market conditions, the Company leverages VES to support its customers, promote growth and drive continuous improvement.
The Company’s ability to meet its expectations are subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within the Company’s 2025 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q.
Acquisitions
On January 22, 2026, the Company completed the acquisition of In-Situ, Inc. (“In-Situ”), for a cash purchase price of approximately $426 million, net of cash acquired. In-Situ is a global leader in environmental water measurement and monitoring solutions with a leading portfolio of water quality sondes, water quality sensors and data management solutions that help customers monitor and measure the quality or quantity of surface and groundwater. In-Situ will be integrated into the Water Quality segment.
On April 7, 2026, subsequent to the completion of the quarter, the Company completed the acquisition of GlobalVision, for a cash purchase price of approximately CAD $270 million, net of cash acquired. GlobalVision leverages its core proprietary deterministic technology with AI-augmented functionality to help pharmaceutical and consumer packaged goods customers accelerate their speed to market and meet critical quality and packaging compliance regulations, verifying that packaging content remains accurate and compliant at every critical hand-off. GlobalVision will be integrated into the Product Quality & Innovation segment.

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
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended April 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	6.7%
Impact of:
Acquisitions/divestitures	(1.3)%
Currency exchange rates	(3.5)%
Core sales growth (non-GAAP)	1.9%
2026 Sales Compared to 2025
Total sales increased 6.7% during the three-month period ended April 3, 2026, compared to the comparable period in 2025, primarily as a result of core sales growth driven by the factors discussed below by segment.
Currency exchange rates and acquisitions, net of divestitures, increased reported sales by 3.5% and 1.3%, respectively, during the three-month period ended April 3, 2026, compared to the comparable period in 2025. Price increases contributed 1.9% to sales growth on a year-over-year basis during the three-month period ended April 3, 2026, and are reflected as a component of core sales growth above.

Business Segments
Sales by business segment for each of the periods indicated were as follows:

	Three-Month Period Ended
($ in millions)	April 3, 2026	April 4, 2025
Water Quality	$874	$794
Product Quality & Innovation	548	538
Total	$1,422	$1,332
For information regarding the Company’s sales by geographical region, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended
($ in millions)	April 3, 2026	April 4, 2025
Sales	$1,422	$1,332
Cost of sales	(568)	(527)
Gross profit	$854	$805
Gross profit margin	60.1%	60.4%
Cost of sales increased by $41 million, or 7.8%, on a year-over-year basis during the three-month period ended April 3, 2026, as compared to the comparable period in 2025, driven primarily by higher year-over-year labor costs.
Gross profit margins decreased 30 basis points on a year-over-year basis during the three-month period ended April 3, 2026, as compared to the comparable period in 2025, driven by incremental year-over-year labor costs. The gross profit margin decrease was partially offset by positive pricing actions, the impact of product mix, and the net positive impact from the gross profit margin of recent acquisitions.
Operating Expenses

	Three-Month Period Ended
($ in millions)	April 3, 2026	April 4, 2025
Sales	$1,422	$1,332
Selling, general and administrative (“SG&A”) expenses	(448)	(419)
Research and development (“R&D”) expenses	(68)	(64)
SG&A as a % of sales	31.5%	31.5%
R&D as a % of sales	4.8%	4.8%
SG&A expenses as a percentage of sales were flat during the three-month period ended April 3, 2026, as compared to the comparable period in 2025.
R&D expenses as a percentage of sales were flat during the three-month period ended April 3, 2026, as compared to the comparable period in 2025.
Operating Profit Performance
Operating profit margins were 23.8% for the three-month period ended April 3, 2026 as compared to 24.2% for the three-month period ended April 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
First quarter 2026 vs. first quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred in the first quarter of 2026 related to certain strategic initiatives, including transaction costs incurred related to the acquisitions of In-Situ and GlobalVision - 30 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 10 basis points

•Acquisition-related fair value adjustment to inventory related to the acquisition of In-Situ - 10 basis points
•Higher incremental labor costs partially offset by higher first quarter 2026 sales - 10 basis points
First quarter 2026 vs. first quarter 2025 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the first quarter of 2025 related to certain strategic initiatives - 20 basis points
WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 3, 2026	April 4, 2025
Sales	$874	$794
Operating profit	210	198
Depreciation	7	6
Amortization of intangible assets	7	2
Operating profit as a % of sales	24.0%	24.9%
Depreciation as a % of sales	0.8%	0.8%
Amortization as a % of sales	0.8%	0.3%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended April 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	10.1%
Impact of:
Acquisitions/divestitures	(3.0)%
Currency exchange rates	(3.3)%
Core sales growth (non-GAAP)	3.8%
Total Water Quality segment sales increased 10.1% year-over-year during the three-month period ended April 3, 2026, as compared to the comparable period in 2025, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 7.9%, and Western Europe, which saw increases of 20.6% for the three-month period ended April 3, 2026, compared to the comparable periods in 2025. Sales in high-growth markets increased 7.7% during the three-month period ended April 3, 2026, compared to the comparable periods in 2025.
Price increases in the segment contributed 1.8% to sales growth on a year-over-year basis during the three-month period ended April 3, 2026, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 3.8% year-over-year during the three-month period ended April 3, 2026. Geographically, core sales growth was driven by increases of 5.8% in North America and 4.7% in Western Europe during the three-month period ended April 3, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets increased 0.3%, driven by increases in certain Asian markets, partially offset by mid-single digit decreases in Latin America and low-single digit decreases in China.
The increase in core sales during the three-month period ended April 3, 2026 was driven by the chemical treatment solutions business and, to a lesser extent, the analytical instrumentation business. Core sales in the chemical treatment solutions business increased 4.1% year-over-year in the three-month period ended April 3, 2026, as a result of increased core sales across most major end-markets. Core sales in the analytical instrumentation business increased 2.6% year-over-year for the three-month period ended April 3, 2026, as a result of increased core sales across Western Europe and North America.
Operating Profit Performance
Operating profit margins were 24.0% for the three-month period ended April 3, 2026 as compared to 24.9% for the three-month period ended April 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
First quarter 2026 vs. first quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Transaction costs incurred in the first quarter of 2026 related to the acquisition of In-Situ - 40 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 30 basis points
•Acquisition-related fair value adjustment to inventory related to the acquisition of In-Situ - 20 basis points
PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 3, 2026	April 4, 2025
Sales	$548	$538
Operating profit	144	146
Depreciation	4	4
Amortization of intangible assets	6	7
Operating profit as a % of sales	26.3%	27.1%
Depreciation as a % of sales	0.7%	0.7%
Amortization as a % of sales	1.1%	1.3%
Sales Growth and Core Sales Decline

% Change Three-Month Period Ended April 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	1.7%
Impact of:
Acquisitions/divestitures	1.3%
Currency exchange rates	(4.0)%
Core sales decline (non-GAAP)	(1.0)%
Total Product Quality & Innovation segment sales increased 1.7% year-over-year during the three-month period ended April 3, 2026, primarily as a result of changes in core sales driven by the factors discussed below. Geographically, sales growth was driven by North America which saw increases of 0.5% and Western Europe which saw increases of 5.0% during the three-month period ended April 3, 2026, compared to the comparable period in 2025. Sales in high-growth markets increased 0.6% during the three-month period ended April 3, 2026, compared to the comparable periods in 2025.
Price increases in the segment contributed 2.0% to sales growth on a year-over-year basis during the three-month period ended April 3, 2026, and are reflected as a component of the change in core sales described below.
Core sales in the Product Quality & Innovation segment decreased 1.0% year-over-year during the three-month period ended April 3, 2026, respectively. Geographically, the change in core sales was driven by decreases of 3.2% in Western Europe partially offset by increases of 1.2% in North America during the three-month period ended

April 3, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets decreased 1.4%, driven by mid-single digit decrease in Latin America partially offset by high-single digit increase in China.
From a product line perspective, core sales in the marking and coding business increased 2.0% year-over-year during the three-month period ended April 3, 2026, driven by demand across most major end-markets and geographies. Core sales in the packaging and color solutions business decreased 7.5% year-over-year during the three-month period ended April 3, 2026, due to the impact of global macroeconomic conditions on certain product lines.
Operating Profit Performance
Operating profit margins were 26.3% for the three-month period ended April 3, 2026 as compared to 27.1% for the three-month period ended April 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
First quarter 2026 vs. first quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Transaction costs incurred during the first quarter of 2026 related to the acquisition of GlobalVision - 40 basis points
•Decreased core sales, along with incremental labor costs and sales and marketing growth initiatives - 60 basis points
First quarter 2026 vs. first quarter 2025 operating profit margin comparisons were favorably impacted by:
•The net impact in 2026 of acquisitions and dispositions - 20 basis points
OTHER INCOME (EXPENSE), NET
Other income (expense), net included a pre-tax gain of $7 million from the step acquisition of our previously held minority ownership interest in In-Situ during the three-month period ended April 3, 2026 and a $6 million loss on the disposition of a product line during the three-month period ended April 4, 2025.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 9 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $24 million and $27 million was recorded for the three-month periods ended April 3, 2026, and April 4, 2025, respectively, arising from our outstanding indebtedness, which was incurred in September 2023.
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
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 3, 2026	April 4, 2025
Effective tax rate	20.9%	22.1%

Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the U.S. Therefore, based on earnings mix, the impact of operating in such jurisdictions contributes to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended April 3, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above and the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), partially offset by a net discrete provision of $2 million related primarily to the impact of a gain on a minority interest holding. The net discrete provision increased the effective tax rate by 0.6% for the three-month period ended April 3, 2026.
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
The Company conducts business globally, requiring filing numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include Belgium, Brazil, Canada, China, Germany, the Netherlands and the United Kingdom. Excluding these non-U.S. jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated Condensed Financial Statements given the geographic dispersion of the Company’s income.
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
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, the results of discussions and resolutions of matters with certain tax authorities, tax rulings and court decisions and the expiration of statutes of limitations, reserves for contingent tax liabilities are accrued or adjusted, as necessary. For a discussion of risks related to these and other tax matters, refer to “Item 1A. Risk Factors” in the 2025 Annual Report on Form 10-K.
COMPREHENSIVE INCOME
In 2026, comprehensive income decreased $64 million for the three-month period ended April 3, 2026 as compared to the comparable period in 2025, primarily driven by losses from foreign currency translation adjustments, partially offset by higher net earnings and unrealized gain on net investment hedges during the three-month period ended April 3, 2026. The Company recorded foreign currency translation losses of $47 million and an unrealized gain on net investment hedges of $12 million for the three-month period ended April 3, 2026, compared to foreign currency translation gains of $81 million, and an unrealized loss on net investment hedge of $22 million for the three-month period ended April 4, 2025. The foreign currency translation losses during the three-month period ended April 3, 2026 were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. The foreign currency translation gains during the three-month period ended April 4, 2025 were primarily driven by the weakening of the U.S. dollar against most major foreign currencies in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.
LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue to invest in existing businesses, consummate strategic acquisitions, make interest payments on its outstanding indebtedness, and manage its capital structure on a short and long-term basis. The Company has an upcoming debt maturity in 2026 (refer to Note 9 for additional information), and is currently evaluating various alternatives with respect to this maturity. The Company has not made a decision at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other factors. There can be no assurance that such transactions will be pursued or completed on terms acceptable to the Company.
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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Three-Month Period Ended
($ in millions)	April 3, 2026	April 4, 2025
Net cash provided by operating activities	$182	$157

Cash paid for acquisitions, net of cash acquired	$(426)	$—
Payments for additions to property, plant and equipment	$(12)	$(15)
All other investing activities	(1)	4
Net cash used in investing activities	$(439)	$(11)

Payment of dividends	$(32)	$(27)
Payments for repurchase of common stock	(300)	—
Net cash used in financing activities	$(332)	$(26)
•Operating cash flows increased $25 million, or 16%, during the three-month period ended April 3, 2026 as compared to the comparable period in 2025, primarily driven by higher net income, partially offset by changes in net working capital.
•Net cash used in investing activities increased $428 million for the three-month period ended April 3, 2026 as compared to the comparable period in 2025, primarily driven by cash paid for the acquisition of In-Situ during the first quarter of 2026.
•Net cash used in financing activities increased $306 million for the three-month period ended April 3, 2026 as compared to the comparable period in 2025 primarily driven by payments for share repurchases under the Company’s share repurchase program during the first quarter of 2026.
Share Repurchase Program
For information regarding the Company’s share repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.
Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended April 3, 2026 were $32 million.
In the first quarter of 2026, the Company declared a regular quarterly dividend of $0.13 per share of Company common stock payable on April 30, 2026 to holders of record as of March 31, 2026.

Cash and Cash Requirements
As of April 3, 2026, the Company held approximately $1.4 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $175 million was held within the United States and approximately $1,256 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. In general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on such distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. However, the Company could make a distribution to the extent it has been previously taxed on such earnings in the United States. The potential tax implications of repatriating previously taxed earnings are driven by the facts at the time of distribution with the incremental cost to repatriate these earnings not expected to be material. As of April 3, 2026, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
Contractual Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 8, 12, 15 and 16 to the audited Consolidated Financial Statements included within the 2025 Annual Report on Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2025 Annual Report on Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2025 Annual Report on Form 10-K. There were no material changes during the three-month period ended April 3, 2026 to this information as reported in the 2025 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2025 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended April 3, 2026 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2025 Annual Report on Form 10-K, other than the new risk factor identified below.
Our restructuring activities could have adverse effects on our business.
We have implemented, and may continue to implement, significant restructuring activities across our businesses. These significant restructuring activities as well as our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets, and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs, or failure to meet targeted improvements may diminish the operational or financial benefits we realize from such actions. Any circumstances described above could adversely impact our business and financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in privately negotiated transactions or by other methods, at the Company’s discretion. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any shares repurchased under the Repurchase Program will be determined by members of the Company’s management based on its evaluation of market, business conditions, and other factors.
The following table provides details about our share repurchases, including those pursuant to a Rule 10b5-1 plan, during the fiscal quarter ended April 3, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
January 1, 2026 - January 30, 2026	—	—	—	$750
January 31, 2026 - February 27, 2026	1,634,416	$93.09	1,634,416	$598
February 28, 2026 - April 3, 2026	1,590,439	$92.96	1,590,439	$450
Total (1)	3,224,855	$93.03	3,224,855	$450
(1) Amounts exclude excise taxes and other transaction costs
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
On February 25, 2026, Jennifer L. Honeycutt, Veralto’s President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act to sell up to 21,292 shares of common stock, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on February 24, 2027, or when all of the shares under the plan are sold.

No other directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.
Employment Agreement
On April 24, 2026, the Company amended the employment agreement with Melissa Kapity, the Company’s SVP and Chief Segment Officer, Water Quality, solely to recognize Ms. Kapity’s original service date with the Company.
2026 Restructuring Program
On April 27, 2026, the Company's Board of Directors approved and authorized management to execute a restructuring program (the “2026 Restructuring Program”) designed to simplify business processes and streamline our organization to optimize cost structure, and strengthen our competitive positioning to better serve our customers. The plan consists of (i) workforce reductions across our businesses and functions, (ii) site consolidations, and (iii) functional transformation initiatives. The 2026 Restructuring Program will impact corporate functions and both business segments and is expected to be substantially completed by the end of 2028.
The Company expects to incur total restructuring charges in connection with the 2026 Restructuring Program ranging from approximately $85 million to $105 million. The total charges will consist of approximately $75 million to $90 million related to employee severance, termination benefits, and associated costs and approximately $10 million to $15 million related to lease termination charges, contract termination charges, and asset impairment charges. Of these charges, approximately $65 million to $85 million are expected to be incurred in 2026, with the majority of the remainder expected to be incurred in 2027. The cash amount of these charges is expected to be approximately $45 million to $55 million in 2026, with $35 million to $45 million in cash charges expected to be incurred in 2027 and less than $10 million of the remaining cash charges expected to be incurred in 2028. The actual timing and costs of the 2026 Restructuring Program may differ from the Company’s current expectations and estimates, and such differences may be material. The estimated charges and the timing of such charges are based on certain assumptions, including local legal requirements and completion of consultations with works councils in various jurisdictions. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the 2026 Restructuring Program.
Certificate of Incorporation
On April 28, 2026, the Company filed with the Secretary of State of Delaware a Corrected Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), effective upon filing, which corrects a provision of the Certificate of Incorporation so that it accurately reflects the elimination of the supermajority voting requirements applicable to shareholders’ ability to amend, repeal or adopt any provision of the Company's Bylaws, as approved by the Company's shareholders at its 2025 annual meeting of shareholders. The foregoing description of the Certificate of Incorporation, as so corrected, is qualified in its entirety by reference to the full text of the Certificate of Incorporation, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1	Corrected Second Amended and Restated Certificate of Incorporation of Veralto Corporation
3.2	Second Amended and Restated Bylaws of Veralto Corporation (incorporated by reference to Exhibit 3.2 to Veralto Corporation’s Current Report on Form 8-K filed May 15, 2025)
10.1	Addendum to Offer Letter, dated April 24 2026, between Melissa Kapity and VL Employment LLC
10.2
Offer of Employment Letter, dated as of March 9, 2023 between Danaher Corporate and Lesley Beneteau (incorporated by reference to Exhibit 10.33 to Veralto Corporation’s Annual Report on Form 10-K filed February 25, 2025)

10.3	Form of Veralto Corporation Stock Option Agreement
10.4	Form of Veralto Corporation Restricted Stock Unit Agreement
10.5	Form of Veralto Corporation Performance Stock Unit Agreement
10.6	Form of Veralto Corporation Stock Option Agreement for Non-Employee Directors
10.7	Form of Veralto Corporation Restricted Stock Unit Agreement for Non-Employee Directors
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERALTO CORPORATION

Date:	April 28, 2026	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	April 28, 2026	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer