Form 10-Q
period 2026-07-03
Veralto Corp
filed 2026-07-29
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 21, 2026 was 243,793,344.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	July 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,119	$2,031
Trade accounts receivable, less allowance for credit losses of $35 and $36, respectively	921	897
Inventories:
Finished goods	144	130
Work in process	49	45
Raw materials	143	132
Total inventories	336	307
Prepaid expenses and other current assets	276	197
Total current assets	3,652	3,432
Property, plant and equipment, net of accumulated depreciation of $541 and $526, respectively	298	294
Other long-term assets	613	605
Goodwill	3,167	2,838
Other intangible assets, net	828	524
Total assets	$8,558	$7,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$700	$700
Trade accounts payable	425	416
Accrued expenses and other liabilities	932	940
Total current liabilities	2,057	2,056
Other long-term liabilities	724	558
Long-term debt	2,679	1,973
Stockholders' Equity:
Preferred stock - $0.01 par value as of July 3, 2026 and December 31, 2025, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, 1.0 billion shares authorized, 249.3 million issued and 244.2 million outstanding as of July 3, 2026; 248.4 million issued and outstanding as of December 31, 2025	2	2
Additional paid-in capital	2,318	2,272
Treasury stock	(438)	—
Retained earnings	2,175	1,744
Accumulated other comprehensive loss	(960)	(913)
Total Veralto stockholders' equity	3,097	3,105
Noncontrolling interests	1	1
Total stockholders' equity	3,098	3,106
Total liabilities and stockholders' equity	$8,558	$7,693
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Sales	$1,474	$1,371	$2,896	$2,703
Cost of sales	(572)	(549)	(1,140)	(1,076)
Gross profit	902	822	1,756	1,627
Operating costs:
Selling, general and administrative expenses	(514)	(442)	(962)	(861)
Research and development expenses	(73)	(67)	(141)	(131)
Operating profit	315	313	653	635
Nonoperating income (expense):
Other income (expense), net	1	—	8	(6)
Interest expense, net	(27)	(28)	(51)	(55)
Earnings before income taxes	289	285	610	574
Income taxes	(48)	(63)	(115)	(127)
Net earnings	$241	$222	$495	$447

Net earnings per common share:
Basic	$0.98	$0.89	$2.01	$1.80
Diluted	$0.98	$0.89	$2.00	$1.79
Average common stock and common equivalent shares outstanding:
Basic	245.2	248.2	246.4	248.0
Diluted	245.8	249.9	247.5	250.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net earnings	$241	$222	$495	$447
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(12)	153	(59)	234
Pension and post-retirement plan benefit adjustments	—	—	—	(1)
Unrealized gain (loss) on net investment hedges	—	(32)	12	(54)
Total other comprehensive income (loss), net of income taxes	(12)	121	(47)	179
Comprehensive income	$229	$343	$448	$626
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2025	248.4	$2	$2,272	$—	$1,744	$(913)	$1
Net earnings for the period	—	—	—	—	254	—	—
Dividends declared	—	—	—	—	(32)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(35)	—
Repurchase of common stock	(3.2)	—	—	(303)	—	—	—
Common stock-based award activity	0.4	—	16	—	—	—	—
Balance, April 3, 2026	245.6	$2	$2,288	$(303)	$1,966	$(948)	$1
Net earnings for the period	—	—	—	—	241	—	—
Dividends declared	—	—	—	—	(32)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(12)	—
Repurchase of common stock	(1.5)	—	—	(135)	—	—	—
Common stock-based award activity	0.1	—	30	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—
Balance, July 3, 2026	244.2	$2	$2,318	$(438)	$2,175	$(960)	$1

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2024	247.4	$2	$2,190	$—	$917	$(1,071)	$7
Net earnings for the period	—	—	—	—	225	—	—
Dividends declared	—	—	—	—	(28)	—	—
Separation related adjustments	—	—	(9)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	58	—
Common stock-based award activity	0.4	—	18	—	—	—	—
Balance, April 4, 2025	247.8	$2	$2,199	$—	$1,114	$(1,013)	$7
Net earnings for the period	—	—	—	—	222	—	—
Dividends declared	—	—	—	—	(26)	—	—
Other comprehensive income (loss)	—	—	—	—	—	121	—
Common stock-based award activity	0.3	—	34	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
Balance, July 4, 2025	248.1	$2	$2,233	$—	$1,310	$(892)	$8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	July 3, 2026	July 4, 2025
Cash flows from operating activities:
Net earnings	$495	$447
Noncash items:
Depreciation	23	20
Amortization of intangible assets	30	18
Stock-based compensation expense	40	40
Loss on product line dispositions	—	6
Gain from the step acquisition of previously held minority interest	(7)	—
Change in trade accounts receivable, net	(10)	(30)
Change in inventories	(20)	(27)
Change in trade accounts payable	4	1
Change in prepaid expenses and other assets	(40)	(25)
Change in accrued expenses and other liabilities	7	46
Net cash provided by operating activities	522	496
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(620)	—
Payments for additions to property, plant and equipment	(24)	(31)
All other investing activities	(1)	(20)
Net cash used in investing activities	(645)	(51)
Cash flows from financing activities:
Payment of dividends	(64)	(54)
Proceeds from the issuance of common stock in connection with stock-based compensation	5	13
Payments for repurchase of common stock	(434)	—
Net proceeds from borrowings (maturities longer than 90 days)	719	—
Net cash provided by (used in) financing activities	226	(41)
Effect of exchange rate changes on cash and cash equivalents	(15)	54
Net change in cash and cash equivalents	88	458
Beginning balance of cash and cash equivalents	2,031	1,101
Ending balance of cash and cash equivalents	$2,119	$1,559
Supplemental disclosures:
Cash interest payments	$57	$57
Cash income tax payments	$91	$56
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
Veralto Corporation’s (“Veralto” or the “Company”) unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Its diverse group of leading operating companies provides essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Through the Water Quality segment, the Company improves the quality and reliability of water through its leading brands including Hach, Trojan Technologies and ChemTreat. Through the Product Quality & Innovation segment, the Company promotes consumer trust in their products and helps enable product innovation through leading brands including Videojet, Linx, Esko, X-Rite and Pantone.
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
In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of July 3, 2026 and December 31, 2025, and its results of operations and cash flows for the three and six-month periods ended July 3, 2026 and July 4, 2025.
There have been no changes to the Company’s significant accounting policies described within the 2025 Annual Report on Form 10-K that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
Recent Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — reporting Comprehensive Income — Expense Disaggregation Disclosures. The ASU requires entities to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The adoption of the standard will not impact the Company’s consolidated financial statements. Upon adoption, for the year ending December 31, 2027, the Company will update the applicable interim and annual disclosures to align with the new standard.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Operating Leases—As of July 3, 2026 and December 31, 2025, operating lease right-of-use assets where the Company was the lessee were $194 million and $195 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $204 million and $206 million as of July 3, 2026 and December 31, 2025, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets are prepaid expenses of $162 million and $141 million as of July 3, 2026 and December 31, 2025, respectively.
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
The following briefly describes the Company’s acquisition activity for the three and six-month periods ended July 3, 2026.
On January 22, 2026, the Company completed the acquisition of 100% of the outstanding shares of In-Situ, Inc. (“In-Situ”), a global leader in environmental water measurement and monitoring solutions with a leading portfolio of water quality sondes, water quality sensors and data management solutions that help customers monitor and measure the quality or quantity of surface and groundwater. The total purchase price was cash consideration of approximately $426 million, net of cash acquired. In-Situ is included in the Water Quality segment. The Company completed the In-Situ acquisition using cash on hand. The Company preliminarily recorded approximately $223 million of goodwill related to the In-Situ acquisition. The full amount of goodwill is non-deductible for tax purposes.
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
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition of In-Situ during the six-month period ended July 3, 2026:

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
On April 7, 2026, the Company completed the acquisition of 100% of the outstanding shares of GlobalVision for approximately CAD $270 million ($195 million), net of cash acquired. GlobalVision leverages its core proprietary deterministic technology with AI-augmented functionality to help pharmaceutical and consumer-packaged goods customers accelerate their speed to market and meet critical quality and packaging compliance regulations, verifying that packaging content remains accurate and compliant at every critical hand-off. GlobalVision will be integrated into the Product Quality & Innovation segment. The Company completed the GlobalVision acquisition using cash on hand. The Company preliminarily recorded approximately $134 million of goodwill related to the GlobalVision acquisition. The full amount of goodwill is expected to be non-deductible for tax purposes.
The weighted-average amortization periods for definite-lived intangible assets acquired during the six-month period ended July 3, 2026 are 11 years for customer relationships, 10 years for developed technology, and 15 years for trade names. The weighted-average amortization period for definite-lived intangible assets acquired in aggregate during the six-month period ended July 3, 2026 is 11 years.
Transaction-related costs for the In-Situ and GlobalVision acquisitions were $3 million and $8 million for the three and six-month periods ended July 3, 2026, respectively.
Pro Forma Financial Information
Pro forma financial information for the In-Situ and GlobalVision acquisitions has not been presented because the acquisitions were not material to the Company’s Consolidated Condensed Statements of Earnings.

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
Information related to the calculation of net earnings per common share for the three and six-month periods ended July 3, 2026 and July 4, 2025 is summarized as follows:

	Three-Month Period Ended		Six-Month Period Ended
($ and shares in millions, except per share amounts)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Numerator:
Net earnings	$241	$222	$495	$447

Denominator:
Weighted average common shares outstanding used in Basic EPS	245.2	248.2	246.4	248.0
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	0.6	1.7	1.1	2.0
Weighted average common shares outstanding used in Diluted EPS	245.8	249.9	247.5	250.0

Basic EPS	$0.98	$0.89	$2.01	$1.80
Diluted EPS	$0.98	$0.89	$2.00	$1.79

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended July 3, 2026 and July 4, 2025. Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended July 3, 2026:
Geographical region:
North America(a)	$522	$193	$715
Western Europe	171	167	338
Other developed markets	19	14	33
High-growth markets(b)	196	192	388
Total	$908	$566	$1,474

Revenue type:
Recurring	$541	$374	$915
Nonrecurring	367	192	559
Total	$908	$566	$1,474

For the Three-Month Period Ended July 4, 2025:
Geographical region:
North America(a)	$471	$184	$655
Western Europe	149	161	310
Other developed markets	16	13	29
High-growth markets(b)	189	188	377
Total	$825	$546	$1,371

Revenue type:
Recurring	$491	$350	$841
Nonrecurring	334	196	530
Total	$825	$546	$1,371

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Six-Month Period Ended July 3, 2026:
Geographical region:
North America(a)	$1,028	$380	$1,408
Western Europe	341	336	677
Other developed markets	36	27	63
High-growth markets(b)	377	371	748
Total	$1,782	$1,114	$2,896

Revenue type:
Recurring	$1,068	$734	$1,802
Nonrecurring	714	380	1,094
Total	$1,782	$1,114	$2,896

For the Six-Month Period Ended July 4, 2025:
Geographical region:
North America(a)	$940	$370	$1,310
Western Europe	290	322	612
Other developed markets	32	26	58
High-growth markets(b)	357	366	723
Total	$1,619	$1,084	$2,703

Revenue type:
Recurring	$963	$694	$1,657
Nonrecurring	656	390	1,046
Total	$1,619	$1,084	$2,703
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended July 3, 2026 and July 4, 2025, lease revenue was $26 million and $21 million, respectively. For the six-month periods ended July 3, 2026 and July 4, 2025, lease revenue was $46 million and $43 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of July 3, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $354 million. The Company expects to recognize revenue on approximately 40% of the remaining performance obligations over the next 12 months, 38% over the subsequent 12 months, and the remainder recognized thereafter.

The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 3, 2026 and December 31, 2025, contract liabilities were $335 million and $287 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the six-month periods ended July 3, 2026 and July 4, 2025 that was included in the opening contract liability balance was $187 million and $148 million, respectively.
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

Detailed segment data for the three and six-month periods ended July 3, 2026 and July 4, 2025 is as follows:

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Sales:
Water Quality	$908	$825	$1,782	$1,619
Product Quality & Innovation	566	546	1,114	1,084
Total	$1,474	$1,371	$2,896	$2,703

Operating profit:
Water Quality	$228	$211	$438	$409
Product Quality & Innovation	119	134	263	280
Other	(32)	(32)	(48)	(54)
Total	$315	$313	$653	$635

Depreciation and amortization of intangible assets:
Water Quality	$16	$10	$30	$18
Product Quality & Innovation	13	9	23	20
Total	$29	$19	$53	$38

Capital expenditures:
Water Quality	$10	$8	$16	$16
Product Quality & Innovation	2	8	8	15
Total	$12	$16	$24	$31
Identifiable assets by segment as of July 3, 2026 and December 31, 2025 are as follows:

($ in millions)	July 3, 2026	December 31, 2025
Water Quality	$3,356	$2,651
Product Quality & Innovation	3,249	2,810
Other	1,953	2,232
Total	$8,558	$7,693

Reconciliations of total segment sales to total segment operating profit and of total segment operating profit to total consolidated earnings before income taxes, for the three and six-month periods ended July 3, 2026 and July 4, 2025 are as follows:

	Three-Month Period Ended July 3, 2026
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$908	$566	$—	$1,474
Less: other segment items	(680)	(447)	(32)	(1,159)
Segment operating profit	$228	$119	$(32)	$315
Other income (expense), net				1
Interest expense, net				(27)
Earnings before income taxes				$289

	Three-Month Period Ended July 4, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$825	$546	$—	$1,371
Less: other segment items	(614)	(412)	(32)	(1,058)
Segment operating profit	$211	$134	$(32)	$313
Other income (expense), net				—
Interest expense, net				(28)
Earnings before income taxes				$285

	Six-Month Period Ended July 3, 2026
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$1,782	$1,114	$—	$2,896
Less: other segment items	(1,344)	(851)	(48)	(2,243)
Segment operating profit	$438	$263	$(48)	$653
Other income (expense), net				8
Interest expense, net				(51)
Earnings before income taxes				$610

	Six-Month Period Ended July 4, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$1,619	$1,084	$—	$2,703
Less: other segment items	(1,210)	(804)	(54)	(2,068)
Segment operating profit	$409	$280	$(54)	$635
Other income (expense), net				(6)
Interest expense, net				(55)
Earnings before income taxes				$574

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Effective tax rate	16.6%	22.1%	18.9%	22.1%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions may contribute to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended July 3, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), a net discrete benefit of $12 million related primarily to the impact of restructuring costs and amended return filings. The net discrete benefit decreased the effective tax rate by 2.9% for the three-month period ended July 3, 2026.
The effective tax rate for the six-month period ended July 3, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), a net discrete benefit of $10 million related primarily to the impact of restructuring costs and amended return filings. The net discrete benefit decreased the effective tax rate by 0.6% for the six-month period ended July 3, 2026.
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
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill:

($ in millions)
Balance, December 31, 2025	$2,838
Attributable to 2026 acquisitions	356
Foreign currency translation and other	(27)
Balance, July 3, 2026	$3,167
The carrying value of goodwill by segment is summarized as follows:

($ in millions)	July 3, 2026	December 31, 2025
Water Quality	$1,548	$1,342
Product Quality & Innovation	1,619	1,496
Total	$3,167	$2,838
The Company has not identified any goodwill impairment indicators in the three and six-month periods ended July 3, 2026.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified any impairment triggers in the three and six-month periods ended July 3, 2026.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
July 3, 2026
Assets:
Cross-currency swap derivative contracts	$—	$1	$—	$1
Total Assets	$—	$1	$—	$1

Liabilities:
Deferred compensation liabilities	$52	$—	$—	$52
Cross-currency swap derivative contracts	—	10	—	10
Total Liabilities	$52	$10	$—	$62

December 31, 2025
Liabilities:
Deferred compensation liabilities	$42	$—	$—	$42
Cross-currency swap derivative contracts	—	9	—	9
Total Liabilities	$42	$9	$—	$51
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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows:

	July 3, 2026		December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt Obligations:
Current portion of long-term debt	$700	$701	$700	$706
Long-term debt	2,679	2,721	1,973	2,045
As of July 3, 2026 and December 31, 2025, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 9. FINANCING
As of July 3, 2026, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows:

($ in millions)	Outstanding Amount
Description and Aggregate Principal Amount	July 3, 2026	December 31, 2025
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$700	$700
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	698	696
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	569	584
4.85% senior unsecured notes due 1/15/2032 ($725 million) (the “2032 Notes”)	719	—
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	693	693
Total debt	3,379	2,673
Less: current portion of long-term debt	(700)	(700)
Long-term debt	$2,679	$1,973
Unamortized debt discounts and debt issuance costs totaled $18 million and $14 million as of July 3, 2026 and December 31, 2025, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2025 Annual Report on Form 10-K for a description of the Company’s debt financing.
There were no amounts outstanding under the credit facility or commercial paper program as of July 3, 2026.
Senior Unsecured Notes
On June 1, 2026, the Company completed an underwritten offering of $725 million aggregate principal amount of senior unsecured notes with a maturity date on January 15, 2032 (the “2032 Notes”).
Interest payments on the 2032 Notes are due semi-annually until maturity, with the first interest payment due in January 2027. In the event of a change in control, each holder of the notes may require the Company to repurchase some or all of its notes at a repurchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus any accrued and unpaid interest. The indentures contain certain covenants that limit the ability of the Company to, among other things, (i) incur certain debt secured by liens, (ii) engage in sale and leaseback transactions and (iii) consolidate with, sell, lease, convey or otherwise transfer all or substantially all of its assets to, or merge with or into, any other person or entity. All the covenants are subject to a number of limitations and qualifications. The indentures do not require any financial covenants.
The Company recorded $6 million of debt discounts and debt issuance costs related to the 2032 Notes.
The net proceeds from the issuance have been and will be used for general corporate purposes, which may include, without limitation, refinancing of outstanding indebtedness, working capital, capital expenditures and satisfaction of other obligations.

Other
The Company’s minimum principal payments with respect to its long-term debt obligations for the next five years are as follows ($ in millions):

From July 3, 2026 through December 31, 2026	$700
2027	—
2028	700
2029	—
2030	—
Thereafter	1,997
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

The following table summarizes the notional values as of July 3, 2026 and July 4, 2025 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated OCI for the three and six-month periods ended July 3, 2026 and July 4, 2025:

($ in millions)	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended July 3, 2026:
Net investment hedges:
Cross-currency contracts	$410	$(3)	$—
Foreign currency denominated debt	569	4	—
Total	$979	$1	$—

For the Three-Month Period Ended July 4, 2025:
Net investment hedges:
Foreign currency denominated debt	$584	$(42)	$—

For the Six-Month Period Ended July 3, 2026:
Net investment hedges:
Cross-currency contracts	$410	$—	$—
Foreign currency denominated debt	569	16	—
Total	$979	$16	$—

For the Six-Month Period Ended July 4, 2025:
Net investment hedges:
Foreign currency denominated debt	$584	$(71)	$—
Gains or losses related to the net investment hedges are classified as net investment hedges adjustments in the schedule of changes in OCI in Note 12, as these items are attributable to the Company’s hedge of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedges from accumulated other comprehensive income (loss) to earnings during the three and six-month periods ended July 3, 2026 and July 4, 2025. In addition, the Company did not have any ineffectiveness related to the net investment hedges during the three and six-month periods ended July 3, 2026 and July 4, 2025, and should they arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows, except for cash flows from the periodic interest settlements on the cross-currency swaps which are reported as cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

The Company’s derivative instruments, as well as its nonderivative debt instrument designated and qualifying as a net investment hedge, were classified in the Company’s Consolidated Condensed Balance Sheets as follows:

($ in millions)	July 3, 2026	December 31, 2025
Derivative instruments
Derivative assets:
Other long-term assets	$1	$—

Derivative liabilities:
Other long-term liabilities	$10	$9

Nonderivative hedging instruments
Long-term debt	$569	$584
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
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of July 3, 2026 and December 31, 2025, the Company had accrued warranty liabilities of $29 million and $30 million as of the end of each period, respectively.
NOTE 12. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Share Repurchase Program
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions or by other methods, at the Company’s discretion. As of July 3, 2026, $317 million of the Company’s common stock remained authorized under the Repurchase Program. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any shares repurchased under the Repurchase Program will be determined by members of the Company’s management based on its evaluation of market, business conditions, and other factors. Refer to Part II - Item 2 for additional information.
During the three and six-month periods ended July 3, 2026, the Company repurchased approximately 2 million shares of its common stock for approximately $134 million and 5 million shares of its common stock for approximately $434 million, including related transaction costs, respectively, as part of the Repurchase Program. The Company’s common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within repurchase of common stock in the Consolidated Condensed Statements of Stockholders' Equity. The payment of the excise tax is paid annually and will be recorded within payments for repurchase of common stock in the Consolidated Condensed Statements of Cash Flows.

Stock-Based Compensation
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2025 included within the 2025 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended July 3, 2026 and July 4, 2025 was $24 million in both periods. The Company’s stock-based compensation expense for the six-month periods ended July 3, 2026 and July 4, 2025 was $40 million in both periods.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of July 3, 2026, $62 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of July 3, 2026, $47 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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

The changes in accumulated other comprehensive income (loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
For the Three-Month Period Ended July 3, 2026:			$—
Balance, April 3, 2026	$(905)	$(36)	$(7)	$(948)
Other comprehensive income (loss):
Increase (decrease)	(12)	1	—	(11)
Income tax impact	—	(1)	—	(1)
Net other comprehensive income (loss), net of income taxes	(12)	—	—	(12)
Balance, July 3, 2026	$(917)	$(36)	$(7)	$(960)

For the Three-Month Period Ended July 4, 2025:
Balance, April 4, 2025	$(997)	$(10)	$(6)	$(1,013)
Other comprehensive income (loss):
Increase (decrease)	153	(42)	—	111
Income tax impact	—	10	—	10
Net other comprehensive income (loss), net of income taxes	153	(32)	—	121
Balance, July 4, 2025	$(844)	$(42)	$(6)	$(892)

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
For the Six-Month Period Ended July 3, 2026:
Balance, December 31, 2025	$(858)	$(48)	$(7)	$(913)
Other comprehensive income (loss):
Increase (decrease)	(59)	16	—	(43)
Income tax impact	—	(4)	—	(4)
Net other comprehensive income (loss), net of income taxes	(59)	12	—	(47)
Balance, July 3, 2026	$(917)	$(36)	$(7)	$(960)

For the Six-Month Period Ended July 4, 2025:
Balance, December 31, 2024	$(1,078)	$12	$(5)	$(1,071)
Other comprehensive income (loss):
Increase (decrease)	234	(71)	(1)	162
Income tax impact	—	17	—	17
Net other comprehensive income (loss), net of income taxes	234	(54)	(1)	179
Balance, July 4, 2025	$(844)	$(42)	$(6)	$(892)
NOTE 13. RESTRUCTURING
2026 Cost Optimization Program
In April 2026, the Company announced a restructuring program (the “2026 Cost Optimization Program”) to simplify business processes and streamline our organization, optimize our cost structure, and strengthen our competitive positioning to better serve our customers.
The plan consists of (i) workforce reductions across our business and functions, (ii) site consolidations, and (iii) functional transformation initiatives.

The 2026 Cost Optimization Program will impact corporate functions and both business segments and is expected to be substantially completed by the end of 2028.
The Company expects to incur total restructuring charges in connection with the 2026 Cost Optimization Program ranging from approximately $85 million to $105 million, with $20 million to $27 million expected to be incurred by the Water Quality segment and $60 million to $68 million expected to be incurred by the Product Quality & Innovation segment.
The following table presents the components of restructuring and transformation-related expenses which are included in the Cost of sales and Selling, general and administrative expenses line items in the Consolidated Condensed Statements of Earnings:

($ in millions)	Three-Month Period Ended	Six-Month Period Ended
By component:	July 3, 2026	July 3, 2026
Severance and related benefit costs:
Water Quality	$4	$4
Product Quality & Innovation	22	22
Other	3	3
Total restructuring expense	$29	$29
The following table summarizes the activities related to the 2026 Cost Optimization Program, which are included in the Accrued expenses and other liabilities and Other long-term liabilities line items in the Consolidated Condensed Balance Sheets:

($ in millions)	Severance and related benefit costs	Asset related costs	Contract terminations	Total
Balance, December 31, 2025	$—	$—	$—	$—
Restructuring charges	29	—	—	29
Payments	(7)	—	—	(7)
Balance, July 3, 2026	$22	$—	$—	$22

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
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2025, included within the 2025 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three and six-month periods ended July 3, 2026 included in this Quarterly Report on Form 10-Q (this “Report”).
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

OVERVIEW
Business Overview
Veralto Corporation’s unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Our diverse group of leading operating companies provides essential technology solutions that monitor, enhance and protect key resources around the globe. We are committed to the advancement of public health and safety and believe we are positioned to support our customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. For decades, we have used our scientific expertise and innovative technologies to address complex challenges our customers face across regulated industries – including municipal utilities, food and beverage, pharmaceutical and industrials – where the consequence of failure is high. Through our core offerings in water analytics, water treatment, marking and coding, and packaging and color, customers look to our solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. Veralto is headquartered in Waltham, Massachusetts with a workforce of nearly 17,000 employees (whom we refer to as “associates”) as of December 31, 2025, strategically located in approximately 50 countries.
Veralto Corporation is a Delaware corporation and was incorporated in 2023 in connection with the separation of Veralto from Danaher Corporation (“Danaher”) on September 30, 2023 as an independent, publicly traded company, listed on the New York Stock Exchange (the “Separation”).
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 62% of total sales during the six-month period ended July 3, 2026. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.
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
Business Performance
During the three-month period ended July 3, 2026, overall revenues increased 7.6% and core sales increased 4.2% compared to the comparable period in 2025 primarily driven by core sales growth in the Water Quality segment. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.0% and 2.4%, respectively, during the three-month period ended July 3, 2026 compared to the comparable period in 2025. For the six-month period ended July 3, 2026, overall revenues increased 7.1% and core sales increased 3.1%, compared to the comparable period in 2025. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 2.2% and 1.8%, respectively, during the six-month period ended July 3, 2026 compared to the comparable period in 2025. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales during the three-month period ended July 3, 2026 in developed markets increased year-over-year by 9.3%, driven by increased sales of 9.2% in North America, 9.0% in Western Europe, and 13.8% in other developed markets. Sales in high-growth markets increased 2.9% year-over-year. For the same period, core sales in developed markets increased 6.3% driven by increased core sales of 7.0% in North America and increased core sales of 4.9% in Western Europe. Core sales in high-growth markets decreased 0.1%, driven by a low-single digit decreases in Latin America and in China.
Geographically, the Company’s sales during the six-month period ended July 3, 2026 in developed markets increased year-over-year by 8.5%, driven by increased sales of 7.5% in North America, 10.6% in Western Europe, and 8.6% in other developed markets. Sales in high-growth markets increased 3.5% year-over-year. For the same period, core sales in developed markets increased 4.7% driven by increased core sales of 5.8% in North America and increased core sales of 2.7% in Western Europe. Core sales in high-growth markets decreased 0.3%, driven by low-single digit decreases in Latin America.
The Company’s net earnings for the three and six-month periods ended July 3, 2026 totaled $241 million and $495 million, respectively, compared to $222 million and $447 million, respectively, for the three and six-month periods ended July 4, 2025. The increase in net earnings was primarily driven by increased sales resulting from positive pricing actions, the impact of acquisitions, and the positive impact of recoveries of tariffs previously collected under the International Emergency Economic Powers Act (“IEEPA”), partially offset by higher cost of sales and restructuring costs related to the 2026 Cost Optimization Program. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three and six-month periods ended July 3, 2026.
Outlook
Water Quality: we continue to expect global growth led by positive secular growth drivers across municipal and industrial markets globally, and disciplined commercial execution. Segment performance is expected to benefit from steady municipal demand driven by recurring revenue from a large installed base, while industrial demand is driven by regional end-market dynamics.
Product Quality & Innovation: we expect growth to accelerate as the year progresses, driven by steady demand from consumer packaged goods market globally and increasing adoption of digital workflow solutions. Performance is expected to benefit from steady recurring revenue from a large installed base, new product offerings that help our customers convey the quality and safety of their products and build trust with consumers, and recovery in certain industrial end-markets in second half of the year.
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
The Company’s ability to meet its expectations is subject to numerous risks, including, but not limited to, those described in “Item 1A. Risk Factors” within the Company’s 2025 Annual Report on Form 10-K and any subsequent updates in “Item 1A. Risk Factors” within Quarterly Reports on Form 10-Q.

Acquisitions
On January 22, 2026, the Company completed the acquisition of In-Situ, Inc. (“In-Situ”), for a cash purchase price of approximately $426 million, net of cash acquired. In-Situ is a global leader in environmental water measurement and monitoring solutions with a leading portfolio of water quality sondes, water quality sensors and data management solutions that help customers monitor and measure the quality or quantity of surface and groundwater. In-Situ has been integrated into the Water Quality segment.
On April 7, 2026, the Company completed the acquisition of GlobalVision, for a cash purchase price of approximately CAD $270 million ($195 million), net of cash acquired. GlobalVision leverages its core proprietary deterministic technology with AI-augmented functionality to help pharmaceutical and consumer-packaged goods customers accelerate their speed to market and meet critical quality and packaging compliance regulations, verifying that packaging content remains accurate and compliant at every critical hand-off. GlobalVision will be integrated into the Product Quality & Innovation segment.
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
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six-Month Period Ended July 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	7.6%	7.1%
Impact of:
Acquisitions/divestitures	(2.4)%	(1.8)%
Currency exchange rates	(1.0)%	(2.2)%
Core sales growth (non-GAAP)	4.2%	3.1%

2026 Sales Compared to 2025
Total sales increased 7.6% and 7.1% during the three and six-month periods ended July 3, 2026, respectively, compared to the comparable periods in 2025, primarily as a result of core sales growth driven by the factors discussed below by segment.
Currency exchange rates and acquisitions, net of divestitures, increased reported sales by 1.0% and 2.4%, respectively, during the three-month period ended July 3, 2026, compared to the comparable period in 2025. Currency exchange rates and acquisitions, net of divestitures, increased reported sales by 2.2% and 1.8%, respectively, during the six-month period ended July 3, 2026, compared to the comparable period in 2025. Price increases contributed 3.0% and 2.4% to sales growth on a year-over-year basis during the three and six-month periods ended July 3, 2026, respectively, and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for each of the periods indicated were as follows:

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Water Quality	$908	$825	$1,782	$1,619
Product Quality & Innovation	566	546	1,114	1,084
Total	$1,474	$1,371	$2,896	$2,703
For information regarding the Company’s sales by geographical region, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Sales	$1,474	$1,371	$2,896	$2,703
Cost of sales	(572)	(549)	(1,140)	(1,076)
Gross profit	$902	$822	$1,756	$1,627
Gross profit margin	61.2%	60.0%	60.6%	60.2%
Cost of sales increased by $23 million or 4.2% and by $64 million or 5.9% on a year-over-year basis during the three and six-month periods ended July 3, 2026, respectively, as compared to the comparable periods in 2025, driven primarily by higher year-over-year sales volumes, increased labor costs and price increases due to inflation.
Gross profit margins increased 120 basis points on a year-over-year basis during the three-month period ended July 3, 2026, as compared to the comparable period in 2025, driven by positive pricing actions, the impact of improved labor overhead and productivity, recoveries of tariffs previously collected under IEEPA, and the net positive impact from the gross profit margin of recent acquisitions, partially offset by increased labor costs and price increases due to inflation. Gross profit margins increased 40 basis points on a year-over-year basis during the six-month period ended July 3, 2026, as compared to the comparable period in 2025, driven by positive pricing actions, the impact of foreign currency exchange rates, recoveries of tariffs previously collected under IEEPA, and the net positive impact from the gross profit margin of recent acquisitions.
Operating Expenses

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Sales	$1,474	$1,371	$2,896	$2,703
Selling, general and administrative (“SG&A”) expenses	(514)	(442)	(962)	(861)
Research and development (“R&D”) expenses	(73)	(67)	(141)	(131)
SG&A as a % of sales	34.9%	32.2%	33.2%	31.9%
R&D as a % of sales	5.0%	4.9%	4.9%	4.8%

SG&A expenses as a percentage of sales increased 270 bps and 130 bps during the three and six-month periods ended July 3, 2026, respectively, as compared to the comparable periods in 2025, driven primarily by restructuring costs related to the 2026 Cost Optimization Program, incremental labor costs, and sales and marketing growth initiatives.
R&D expenses as a percentage of sales were essentially flat during the three and six-month periods ended July 3, 2026 as compared to the comparable periods in 2025.
Operating Profit Performance
Operating profit margins were 21.4% for the three-month period ended July 3, 2026 as compared to 22.8% for the three-month period ended July 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges incurred related to the 2026 Cost Optimization Program - 200 bps
•Costs incurred in the second quarter of 2026 related to certain strategic initiatives, including transaction costs incurred related to the acquisition of GlobalVision - 20 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 20 basis points
Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the second quarter of 2025 related to certain strategic initiatives - 10 basis points
•Higher second quarter 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs and sales and marketing growth initiatives - 90 basis points
Operating profit margins were 22.5% for the six-month period ended July 3, 2026 as compared to 23.5% for the six-month period ended July 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 100 basis points
•Costs incurred in 2026 related to certain strategic initiatives, including transaction costs incurred related to the acquisitions of In-Situ and GlobalVision - 30 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 10 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the first two quarters of 2025 related to certain strategic initiatives - 10 basis points
•Higher 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs and sales and marketing growth initiatives - 30 basis points
WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.

Water Quality Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Sales	$908	$825	$1,782	$1,619
Operating profit	228	211	438	409
Depreciation	8	7	15	13
Amortization of intangible assets	8	3	15	5
Operating profit as a % of sales	25.1%	25.6%	24.6%	25.3%
Depreciation as a % of sales	0.9%	0.8%	0.8%	0.8%
Amortization as a % of sales	0.9%	0.4%	0.8%	0.3%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six-Month Period Ended July 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	10.1%	10.1%
Impact of:
Acquisitions/divestitures	(3.2)%	(3.1)%
Currency exchange rates	(1.2)%	(2.2)%
Core sales growth (non-GAAP)	5.7%	4.8%
Total Water Quality segment sales increased 10.1% year-over-year during the three and six-month periods ended July 3, 2026 as compared to the comparable period in 2025, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 10.8% and 9.4%, and Western Europe, which saw increases of 14.8% and 17.6% for the three and six-month periods ended July 3, 2026, respectively, compared to the comparable periods in 2025. Sales in high-growth markets increased 3.7% and 5.6% during the three and six-month periods ended July 3, 2026, respectively, compared to the comparable periods in 2025.
Price increases in the segment contributed 2.9% and 2.4% to sales growth on a year-over-year basis during the three and six-month periods ended July 3, 2026, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 5.7% and 4.8% year-over-year during the three and six-month periods ended July 3, 2026, respectively. Geographically, core sales growth was driven by increases of 8.3% in North America and 9.3% in Western Europe during the three-month period ended July 3, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets decreased 1.5%, driven by mid-single digit decreases in Latin America and low-single digit decreases in China. Geographically, core sales growth was driven by increased core sales of 7.0% in North America and 6.9% in Western Europe during the six-month period ended July 3, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets decreased 0.6%, driven by mid-single digit decreases in Latin America and low-single digit decreases in China.
The increase in core sales during the three and six-month periods ended July 3, 2026 was driven by the chemical treatment solutions business and, to a lesser extent, the analytical instrumentation business. Core sales in the chemical treatment solutions business increased 10.7% and 7.4% year-over-year in the three and six-month periods ended July 3, 2026, respectively, as a result of increased core sales across North America. Core sales in the analytical instrumentation business increased 2.8% and 2.7% year-over-year for the three and six-month periods ended July 3, 2026, as a result of increased core sales across Western Europe and North America.
Operating Profit Performance
Operating profit margins were 25.1% for the three-month period ended July 3, 2026 as compared to 25.6% for the three-month period ended July 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:

Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 60 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 40 basis points
Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were favorably impacted by:
•Higher second quarter 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs and sales and marketing growth initiatives - 50 basis points
Operating profit margins were 24.6% for the six-month period ended July 3, 2026 as compared to 25.3% for the six-month period ended July 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 30 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 30 basis points
•Costs incurred in 2026 related to certain strategic initiatives, including transaction costs incurred related to the acquisition of In-Situ - 20 basis points
•Acquisition-related fair value adjustment to inventory related to the acquisition of In-Situ - 10 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•Higher 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs - 20 basis points
PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.
Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Sales	$566	$546	$1,114	$1,084
Operating profit	119	134	263	280
Depreciation	4	3	8	7
Amortization of intangible assets	9	6	15	13
Operating profit as a % of sales	21.0%	24.5%	23.6%	25.8%
Depreciation as a % of sales	0.7%	0.5%	0.7%	0.6%
Amortization as a % of sales	1.6%	1.1%	1.3%	1.2%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended July 3, 2026 vs. Comparable 2025 Period	% Change Six-Month Period Ended July 3, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	3.8%	2.8%
Impact of:
Acquisitions/divestitures	(1.2)%	—%
Currency exchange rates	(0.6)%	(2.3)%
Core sales growth (non-GAAP)	2.0%	0.5%

Total Product Quality & Innovation segment sales increased 3.8% and 2.8% year-over-year during the three and six-month periods ended July 3, 2026, respectively, primarily as a result of changes in core sales driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 4.9% and 2.7%, and Western Europe, which saw increases of 3.7% and 4.3% during the three and six-month periods ended July 3, 2026, respectively, compared to the comparable periods in 2025. Sales in high-growth markets increased 2.1% and 1.4% during the three and six-month periods ended July 3, 2026, respectively, compared to the comparable periods in 2025.
Price increases in the segment contributed 3.0% and 2.5% to sales growth on a year-over-year basis during the three and six-month periods ended July 3, 2026, respectively, and are reflected as a component of the change in core sales described below.
Core sales in the Product Quality & Innovation segment increased 2.0% and 0.5% year-over-year during the three and six-month periods ended July 3, 2026, respectively. Geographically, the change in core sales was driven by increases of 3.7% in North America and increases of 0.8% in Western Europe during the three-month period ended July 3, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets increased 1.4%, driven by increases in certain Asian markets, partially offset by low-single digit decreases in China and Latin America. Geographically, the change in core sales was driven by increases of 2.4% in North America partially offset by decreases of 1.2% in Western Europe during the six-month period ended July 3, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets were flat, driven by low-single digit decreases in Latin America offset by mid-single digit increases in China.
From a product line perspective, core sales in the marking and coding business increased 3.5% and 2.8% year-over-year during the three and six-month periods ended July 3, 2026, respectively, driven by demand across most major end-markets and geographies. Core sales in the packaging and color solutions business decreased 1.4% and 4.4% year-over-year during the three and six-month periods ended July 3, 2026, respectively, due to the impact of global macroeconomic conditions on certain product lines.
Operating Profit Performance
Operating profit margins were 21.0% for the three-month period ended July 3, 2026 as compared to 24.5% for the three-month period ended July 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 380 basis points
•Transaction costs incurred during the second quarter of 2026 related to the acquisition of GlobalVision - 50 basis points
Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were favorably impacted by:
•Higher 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs and sales and marketing growth initiatives - 80 basis points
Operating profit margins were 23.6% for the six-month period ended July 3, 2026 as compared to 25.8% for the six-month period ended July 4, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 190 basis points
•Transaction costs incurred during 2026 related to the acquisition of GlobalVision - 50 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•The net impact in 2026 of acquisitions and dispositions - 10 basis points
•Higher 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs and sales and marketing growth initiatives - 10 basis points

OTHER INCOME (EXPENSE), NET
Other income (expense), net included a pre-tax gain of $7 million from the step acquisition of our previously held minority ownership interest in In-Situ during the six-month period ended July 3, 2026, and a loss on the disposition of a product line of $6 million during the six-month period ended July 4, 2025.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 9 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $27 million and $51 million was recorded for the three and six-month periods ended July 3, 2026, respectively, compared to net interest expense of $28 million and $55 million for the three and six-month periods ended July 4, 2025, respectively, primarily arising from our outstanding indebtedness.
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
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Effective tax rate	16.6%	22.1%	18.9%	22.1%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions may contribute to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended July 3, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), a net discrete benefit of $12 million related primarily to the impact of restructuring costs and amended return filings. The net discrete benefit decreased the effective tax rate by 2.9% for the three-month period ended July 3, 2026.
The effective tax rate for the six-month period ended July 3, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), a net discrete benefit of $10 million related primarily to the impact of restructuring costs and amended return filings. The net discrete benefit decreased the effective tax rate by 0.6% for the six-month period ended July 3, 2026.
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
COMPREHENSIVE INCOME
In 2026, comprehensive income decreased $114 million for the three-month period ended July 3, 2026 as compared to the comparable period in 2025, primarily driven by losses from foreign currency translation adjustments, partially offset by higher net earnings during the three-month period ended July 3, 2026. Comprehensive income decreased $178 million for the six-month period ended July 3, 2026 as compared to the comparable period in 2025, primarily driven by losses from foreign currency translation adjustments, partially offset by higher net earnings and unrealized gain on net investment hedges during the six-month period ended July 3, 2026. The Company recorded foreign currency translation losses of $12 million for the three-month period ended July 3, 2026, compared to foreign currency translation gains of $153 million, and an unrealized loss on net investment hedge of $32 million for the three-month period ended July 4, 2025. The foreign currency translation losses during the three-month period ended July 3, 2026 were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. The foreign currency translation gains during the three-month period ended July 4, 2025 were primarily driven by the weakening of the U.S. dollar against most major foreign currencies in the period. The Company recorded foreign currency translation losses of $59 million and an unrealized gain on net investment hedges of $12 million for the six-month period ended July 3, 2026, compared to foreign currency translation gains of $234 million, and an unrealized loss on net investment hedge of $54 million for the six-month period ended July 4, 2025. The foreign currency translation losses during the six-month period ended July 3, 2026 were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. The foreign currency translation gains during the six-month period ended July 4, 2025 were primarily driven by the weakening of the U.S. dollar against most major foreign currencies in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.
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
During the second quarter of 2026, the Company completed an underwritten offering of $725 million aggregate principal amount of senior unsecured notes with a maturity date on January 15, 2032. The net proceeds from the issuance have been and will be used for general corporate purposes, which may include, without limitation, refinancing of outstanding indebtedness, working capital, capital expenditures and satisfaction of other obligations. Refer to Note 9 for additional information related to the Company’s long-term indebtedness.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Six-Month Period Ended
($ in millions)	July 3, 2026	July 4, 2025
Net cash provided by operating activities	$522	$496

Cash paid for acquisitions, net of cash acquired	$(620)	$—
Payments for additions to property, plant and equipment	$(24)	$(31)
All other investing activities	(1)	(20)
Net cash used in investing activities	$(645)	$(51)

Payment of dividends	$(64)	$(54)
Proceeds from the issuance of common stock in connection with stock-based compensation	5	13
Net proceeds from borrowings (maturities longer than 90 days)	719	—
Payments for repurchase of common stock	(434)	—
Net cash provided by (used in) financing activities	$226	$(41)
•Operating cash flows increased $26 million, or 5%, during the six-month period ended July 3, 2026 as compared to the comparable period in 2025, primarily driven by higher net income, partially offset by changes in net working capital.
•Net cash used in investing activities increased $594 million for the six-month period ended July 3, 2026 as compared to the comparable period in 2025, primarily driven by cash paid for the acquisitions of In-Situ and GlobalVision during the six-month period ended July 3, 2026.
•Net cash from financing activities increased $267 million for the six-month period ended July 3, 2026 as compared to the comparable period in 2025 primarily driven by net proceeds from the issuance of long-term debt offset by payments for share repurchases under the Company’s share repurchase program during the six-month period ended July 3, 2026.
Share Repurchase Program
For information regarding the Company’s share repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.
Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended July 3, 2026 were $32 million.
In the second quarter of 2026, the Company declared a regular quarterly dividend of $0.13 per share of Company common stock payable on July 31, 2026 to holders of record as of June 30, 2026.
Cash and Cash Requirements
As of July 3, 2026, the Company held approximately $2.1 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $1,004 million was held within the United States and approximately $1,115 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. In general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on such distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. However, the Company could make a distribution to the extent it has been previously taxed on such earnings in the United States. The potential tax implications of repatriating previously taxed earnings are driven by the facts at the time of distribution with the incremental cost to repatriate these earnings not expected to be material. As of July 3, 2026, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2025 Annual Report on Form 10-K. There were no material changes during the three-month period ended July 3, 2026 to this information as reported in the 2025 Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended July 3, 2026 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2025 Annual Report on Form 10-K, and as updated in the Company’s Form 10-Q for the period ended April 3, 2026.
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
The following table provides details about our share repurchases, including those pursuant to a Rule 10b5-1 plan, during the fiscal quarter ended July 3, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
April 4, 2026 - May 1, 2026	—	$—	—	$450
May 2, 2026 - May 29, 2026	949,600	86.87	949,600	368
May 30, 2026 - July 3, 2026	600,281	84.97	600,281	317
Total (1)	1,549,881	$86.13	1,549,881	$317
(1) Amounts exclude excise taxes and other transaction costs
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
On May 18, 2026, Surekha Trivedi, Veralto’s Senior Vice President, Strategy and Sustainability, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act to sell up to 39,398 shares of common stock, subject to certain conditions. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 1, 2027, or when all of the shares under the plan are sold.
No other directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1
Corrected Second Amended and Restated Certificate of Incorporation of Veralto Corporation (incorporated by reference to Exhibit 3.1 to Veralto Corporation’s Quarterly Report on Form 10-Q filed April 29, 2026)

3.2	Second Amended and Restated Bylaws of Veralto Corporation (incorporated by reference to Exhibit 3.2 to Veralto Corporation’s Current Report on Form 8-K filed May 15, 2025)
4.1
Indenture, dated as of June 1, 2026, between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Veralto Corporation’s Current Report on Form 8-K filed June 1, 2026)

4.2
First Supplemental Indenture, dated as of June 1, 2026, between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Veralto Corporation’s Current Report on Form 8-K filed June 1, 2026)

10.1
Addendum to Offer Letter, dated April 24, 2026, between Melissa Kapity and VL Employment LLC (incorporated by reference to Exhibit 10.1 to Veralto Corporation’s Quarterly Report on Form 10-Q filed April 29, 2026)

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

VERALTO CORPORATION

Date:	July 28, 2026	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	July 28, 2026	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer