Form 10-Q
period 2026-10-02
Veralto Corp
filed 2026-10-30
CIK 1967680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 20, 2026 was 243,141,824.

VERALTO CORPORATION

FORM 10-Q

VERALTO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amounts)
(unaudited)

	October 2, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$2,031
Trade accounts receivable, less allowance for credit losses of $35 and $36, respectively	927	897
Inventories:
Finished goods	139	130
Work in process	53	45
Raw materials	148	132
Total inventories	340	307
Prepaid expenses and other current assets	274	197
Total current assets	3,326	3,432
Property, plant and equipment, net of accumulated depreciation of $550 and $526, respectively	307	294
Other long-term assets	570	605
Goodwill	3,200	2,838
Other intangible assets, net	820	524
Total assets	$8,223	$7,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$249	$700
Trade accounts payable	444	416
Accrued expenses and other liabilities	946	940
Total current liabilities	1,639	2,056
Other long-term liabilities	681	558
Long-term debt	2,671	1,973
Stockholders' Equity:
Preferred stock - $0.01 par value as of October 2, 2026 and December 31, 2025, 15 million shares authorized as of both dates; and 0 shares issued and outstanding as of both dates	—	—
Common stock - $0.01 par value, 1.0 billion shares authorized; 249.5 million issued and 243.4 million outstanding as of October 2, 2026; 248.4 million issued and outstanding as of December 31, 2025	2	2
Additional paid-in capital	2,346	2,272
Treasury stock	(528)	—
Retained earnings	2,397	1,744
Accumulated other comprehensive loss	(986)	(913)
Total Veralto stockholders' equity	3,231	3,105
Noncontrolling interests	1	1
Total stockholders' equity	3,232	3,106
Total liabilities and stockholders' equity	$8,223	$7,693
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Sales	$1,509	$1,404	$4,405	$4,107
Cost of sales	(601)	(560)	(1,741)	(1,636)
Gross profit	908	844	2,664	2,471
Operating costs:
Selling, general and administrative expenses	(541)	(451)	(1,503)	(1,312)
Research and development expenses	(69)	(67)	(210)	(198)
Operating profit	298	326	951	961
Nonoperating income (expense):
Other income (expense), net	—	1	8	(5)
Interest expense, net	(25)	(21)	(76)	(76)
Earnings before income taxes	273	306	883	880
Income taxes	(20)	(67)	(135)	(194)
Net earnings	$253	$239	$748	$686

Net earnings per common share:
Basic	$1.04	$0.96	$3.05	$2.76
Diluted	$1.03	$0.95	$3.03	$2.74
Average common stock and common equivalent shares outstanding:
Basic	243.8	248.5	245.6	248.2
Diluted	245.3	250.6	246.8	250.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net earnings	$253	$239	$748	$686
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(35)	(34)	(94)	200
Pension and post-retirement plan benefit adjustments	—	—	—	(1)
Unrealized gain (loss) on net investment hedges	9	(6)	21	(60)
Total other comprehensive income (loss), net of income taxes	(26)	(40)	(73)	139
Comprehensive income	$227	$199	$675	$825
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2025	248.4	$2	$2,272	$—	$1,744	$(913)	$1
Net earnings for the period	—	—	—	—	254	—	—
Dividends declared	—	—	—	—	(32)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(35)	—
Repurchase of common stock	(3.2)	—	—	(303)	—	—	—
Common stock-based award activity	0.4	—	16	—	—	—	—
Balance, April 3, 2026	245.6	$2	$2,288	$(303)	$1,966	$(948)	$1
Net earnings for the period	—	—	—	—	241	—	—
Dividends declared	—	—	—	—	(32)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(12)	—
Repurchase of common stock	(1.5)	—	—	(135)	—	—	—
Common stock-based award activity	0.1	—	30	—	—	—	—
Balance, July 3, 2026	244.2	$2	$2,318	$(438)	$2,175	$(960)	$1
Net earnings for the period	—	—	—	—	253	—	—
Dividends declared	—	—	—	—	(31)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(26)	—
Repurchase of common stock	(1.0)	—	—	(90)	—	—	—
Common stock-based award activity	0.2	—	28	—	—	—	—
Balance, October 2, 2026	243.4	$2	$2,346	$(528)	$2,397	$(986)	$1

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2024	247.4	$2	$2,190	$—	$917	$(1,071)	$7
Net earnings for the period	—	—	—	—	225	—	—
Dividends declared	—	—	—	—	(28)	—	—
Separation related adjustments	—	—	(9)	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	58	—
Common stock-based award activity	0.4	—	18	—	—	—	—
Balance, April 4, 2025	247.8	$2	$2,199	$—	$1,114	$(1,013)	$7
Net earnings for the period	—	—	—	—	222	—	—
Dividends declared	—	—	—	—	(26)	—	—
Other comprehensive income (loss)	—	—	—	—	—	121	—
Common stock-based award activity	0.3	—	34	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	1
Balance, July 4, 2025	248.1	$2	$2,233	$—	$1,310	$(892)	$8
Net earnings for the period	—	—	—	—	239	—	—
Dividends declared	—	—	—	—	(27)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(40)	—
Common stock-based award activity	0.2	—	28	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	2
Purchase of noncontrolling interests	—	—	(6)	—	—	—	(9)
Balance, October 3, 2025	248.3	$2	$2,255	$—	$1,522	$(932)	$1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	October 2, 2026	October 3, 2025
Cash flows from operating activities:
Net earnings	$748	$686
Noncash items:
Depreciation	34	31
Amortization of intangible assets	47	27
Stock-based compensation expense	61	61
Loss on product line dispositions	—	6
Gain from the step acquisition of previously held minority interest	(7)	—
Change in trade accounts receivable, net	(20)	(29)
Change in inventories	(24)	(39)
Change in trade accounts payable	24	(8)
Change in prepaid expenses and other assets	(17)	(46)
Change in accrued expenses and other liabilities	(1)	77
Net cash provided by operating activities	845	766
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(683)	—
Payments for additions to property, plant and equipment	(43)	(43)
All other investing activities	(3)	(20)
Net cash used in investing activities	(729)	(63)
Cash flows from financing activities:
Payment of dividends	(96)	(82)
Proceeds from the issuance of common stock in connection with stock-based compensation	12	20
Payments for repurchase of common stock	(523)	—
Net proceeds from borrowings (maturities longer than 90 days)	719	—
Net repayments of borrowings (maturities longer than 90 days)	(700)	—
Net proceeds from commercial paper borrowings	249	—
All other financing activities	—	(15)
Net cash used in financing activities	(339)	(77)
Effect of exchange rate changes on cash and cash equivalents	(23)	48
Net change in cash and cash equivalents	(246)	674
Beginning balance of cash and cash equivalents	2,031	1,101
Ending balance of cash and cash equivalents	$1,785	$1,775
Supplemental disclosures:
Cash interest payments	$135	$136
Cash income tax payments	$124	$124
See the accompanying Notes to the Consolidated Condensed Financial Statements.

VERALTO CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
Veralto Corporation’s (“Veralto” or the “Company”) unifying purpose is Safeguarding the World’s Most Vital ResourcesTM. Its diverse group of leading operating companies provides essential technology solutions that monitor, enhance and protect key resources around the globe. The Company is committed to the advancement of public health and safety and believes it is positioned to support its customers as they address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security, and the impact of an aging workforce. Through its core offerings in water analytics, water treatment, marking and coding and packaging and color, customers look to the Company’s solutions to help ensure the safety, quality, efficiency and reliability of their products, processes and people globally. The Company operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). The businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. The WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. The PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone
Basis of Presentation—Veralto prepared the unaudited Consolidated Condensed Financial Statements included herein in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the audited annual Consolidated Financial Statements as of and for the year ended December 31, 2025 and the Notes thereto included within the 2025 Annual Report on Form 10-K.
In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of October 2, 2026 and December 31, 2025, and its results of operations for the three and nine-month periods ended October 2, 2026 and October 3, 2025 and its cash flows for each of the nine-month periods then ended.
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
Operating Leases—As of October 2, 2026 and December 31, 2025, operating lease right-of-use assets where the Company was the lessee were $186 million and $195 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $196 million and $206 million as of October 2, 2026 and December 31, 2025, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets are prepaid expenses of $180 million and $141 million as of October 2, 2026 and December 31, 2025, respectively.
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
The following briefly describes the Company’s acquisition activity for the nine-month period ended October 2, 2026.
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
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition of In-Situ during the nine-month period ended October 2, 2026:

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
On April 7, 2026, the Company completed the acquisition of 100% of the outstanding shares of GlobalVision for approximately CAD $270 million ($195 million), net of cash acquired. GlobalVision leverages its core proprietary deterministic technology with AI-augmented functionality to help pharmaceutical and consumer-packaged goods customers accelerate their speed to market and meet critical quality and packaging compliance regulations, verifying that packaging content remains accurate and compliant at every critical hand-off. GlobalVision has been integrated into the Product Quality & Innovation segment. The Company completed the GlobalVision acquisition using cash on hand. The Company preliminarily recorded approximately $134 million of goodwill related to the GlobalVision acquisition. The full amount of goodwill will be non-deductible for tax purposes.
During 2026, the Company acquired an additional business for total consideration of approximately $63 million in cash, net of cash acquired. The business will be integrated into the Water Quality segment. The Company recorded an aggregate of approximately $52 million of goodwill related to the acquisition of this business, which will be non-deductible for tax purposes.
The weighted-average amortization periods for definite-lived intangible assets acquired during the nine-month period ended October 2, 2026 are 11 years for customer relationships, 10 years for developed technology, and 15 years for trade names. The weighted-average amortization period for definite-lived intangible assets acquired in aggregate during the nine-month period ended October 2, 2026 is 11 years.
Transaction-related costs for the 2026 acquisitions were $1 million and $9 million for the three and nine-month periods ended October 2, 2026, respectively.
Pro Forma Financial Information
Pro forma financial information for the 2026 acquisitions has not been presented because the acquisitions were not material, individually or in the aggregate, to the Company’s Consolidated Condensed Statements of Earnings.

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
Information related to the calculation of net earnings per common share for the three and nine-month periods ended October 2, 2026 and October 3, 2025 is summarized as follows:

	Three-Month Period Ended		Nine-Month Period Ended
($ and shares in millions, except per share amounts)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Numerator:
Net earnings	$253	$239	$748	$686

Denominator:
Weighted average common shares outstanding used in Basic EPS	243.8	248.5	245.6	248.2
Incremental shares from assumed exercise of dilutive options and vesting of dilutive restricted stock units ("RSUs") and performance stock units ("PSUs")	1.5	2.1	1.2	2.0
Weighted average common shares outstanding used in Diluted EPS	245.3	250.6	246.8	250.2

Basic EPS	$1.04	$0.96	$3.05	$2.76
Diluted EPS	$1.03	$0.95	$3.03	$2.74

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended October 2, 2026 and October 3, 2025. Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Three-Month Period Ended October 2, 2026:
Geographical region:
North America(a)	$553	$202	$755
Western Europe	163	161	324
Other developed markets	19	12	31
High-growth markets(b)	204	195	399
Total	$939	$570	$1,509

Revenue type:
Recurring	$560	$384	$944
Nonrecurring	379	186	565
Total	$939	$570	$1,509

For the Three-Month Period Ended October 3, 2025:
Geographical region:
North America(a)	$497	$190	$687
Western Europe	148	161	309
Other developed markets	17	12	29
High-growth markets(b)	194	185	379
Total	$856	$548	$1,404

Revenue type:
Recurring	$521	$355	$876
Nonrecurring	335	193	528
Total	$856	$548	$1,404

($ in millions)	Water Quality	Product Quality & Innovation	Total
For the Nine-Month Period Ended October 2, 2026:
Geographical region:
North America(a)	$1,581	$582	$2,163
Western Europe	504	497	1,001
Other developed markets	55	39	94
High-growth markets(b)	581	566	1,147
Total	$2,721	$1,684	$4,405

Revenue type:
Recurring	$1,628	$1,118	$2,746
Nonrecurring	1,093	566	1,659
Total	$2,721	$1,684	$4,405

For the Nine-Month Period Ended October 3, 2025:
Geographical region:
North America(a)	$1,437	$560	$1,997
Western Europe	438	483	921
Other developed markets	49	38	87
High-growth markets(b)	551	551	1,102
Total	$2,475	$1,632	$4,107

Revenue type:
Recurring	$1,484	$1,049	$2,533
Nonrecurring	991	583	1,574
Total	$2,475	$1,632	$4,107
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include chemistries for water testing instruments and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a stand-alone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended October 2, 2026 and October 3, 2025, lease revenue was $32 million and $26 million, respectively. For the nine-month periods ended October 2, 2026 and October 3, 2025, lease revenue was $78 million and $69 million, respectively. Service and software revenue was immaterial for all periods presented. Software revenues for point-in-time licenses are nonrecurring while revenues for Software as a Service and over time licenses are recurring.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of October 2, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $340 million. The Company expects to recognize revenue on approximately 42% of the remaining performance obligations over the next 12 months, 34% over the subsequent 12 months, and the remainder recognized thereafter.

The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of October 2, 2026 and December 31, 2025, contract liabilities were $308 million and $287 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the nine-month periods ended October 2, 2026 and October 3, 2025 that was included in the opening contract liability balance was $215 million and $166 million, respectively.
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

Detailed segment data for the three and nine-month periods ended October 2, 2026 and October 3, 2025 is as follows:

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Sales:
Water Quality	$939	$856	$2,721	$2,475
Product Quality & Innovation	570	548	1,684	1,632
Total	$1,509	$1,404	$4,405	$4,107

Operating profit:
Water Quality	$226	$222	$664	$631
Product Quality & Innovation	136	133	399	413
Other	(64)	(29)	(112)	(83)
Total	$298	$326	$951	$961

Depreciation and amortization of intangible assets:
Water Quality	$15	$10	$45	$28
Product Quality & Innovation	12	10	35	30
Other	1	—	1	—
Total	$28	$20	$81	$58

Capital expenditures:
Water Quality	$13	$6	$29	$22
Product Quality & Innovation	6	6	14	21
Total	$19	$12	$43	$43
Identifiable assets by segment as of October 2, 2026 and December 31, 2025 are as follows:

($ in millions)	October 2, 2026	December 31, 2025
Water Quality	$3,521	$2,651
Product Quality & Innovation	3,253	2,810
Other	1,449	2,232
Total	$8,223	$7,693

Reconciliations of total segment sales to total segment operating profit and of total segment operating profit to total consolidated earnings before income taxes, for the three and nine-month periods ended October 2, 2026 and October 3, 2025 are as follows:

	Three-Month Period Ended October 2, 2026
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$939	$570	$—	$1,509
Less: other segment items	(713)	(434)	(64)	(1,211)
Segment operating profit	$226	$136	$(64)	$298
Other income (expense), net				—
Interest expense, net				(25)
Earnings before income taxes				$273

	Three-Month Period Ended October 3, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$856	$548	$—	$1,404
Less: other segment items	(634)	(415)	(29)	(1,078)
Segment operating profit	$222	$133	$(29)	$326
Other income (expense), net				1
Interest expense, net				(21)
Earnings before income taxes				$306

	Nine-Month Period Ended October 2, 2026
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$2,721	$1,684	$—	$4,405
Less: other segment items	(2,057)	(1,285)	(112)	(3,454)
Segment operating profit	$664	$399	$(112)	$951
Other income (expense), net				8
Interest expense, net				(76)
Earnings before income taxes				$883

	Nine-Month Period Ended October 3, 2025
($ in millions)	Water Quality	Product Quality & Innovation	Other	Total
Sales	$2,475	$1,632	$—	$4,107
Less: other segment items	(1,844)	(1,219)	(83)	(3,146)
Segment operating profit	$631	$413	$(83)	$961
Other income (expense), net				(5)
Interest expense, net				(76)
Earnings before income taxes				$880

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Effective tax rate	7.3%	21.9%	15.3%	22.0%
The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions may contribute to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended October 2, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), a net discrete benefit of $47 million related primarily to the impact of restructuring costs and a reduction of tax the indemnification related to the separation of the Company from Danaher Corporation (“Danaher”) on September 30, 2023 (the “Separation”). The net discrete benefit decreased the effective tax rate by 17.1% for the three-month period ended October 2, 2026.
The effective tax rate for the nine-month period ended October 2, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the OBBBA, a net discrete benefit of $57 million related primarily to the impact of restructuring costs and a reduction of tax the indemnification related to the Separation from Danaher. The net discrete benefit decreased the effective tax rate by 6.5% for the nine-month period ended October 2, 2026.
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
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill:

($ in millions)
Balance, December 31, 2025	$2,838
Attributable to 2026 acquisitions	409
Foreign currency translation and other	(47)
Balance, October 2, 2026	$3,200
The carrying value of goodwill by segment is summarized as follows:

($ in millions)	October 2, 2026	December 31, 2025
Water Quality	$1,593	$1,342
Product Quality & Innovation	1,607	1,496
Total	$3,200	$2,838
The Company has not identified any goodwill impairment indicators in the three and nine-month periods ended October 2, 2026.

The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified any impairment triggers in the three and nine-month periods ended October 2, 2026.
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis is as follows:

($ in millions)	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 2, 2026
Assets:
Cross-currency swap derivative contracts	$—	$2	$—	$2
Total Assets	$—	$2	$—	$2

Liabilities:
Deferred compensation liabilities	$52	$—	$—	$52
Cross-currency swap derivative contracts	—	9	—	9
Total Liabilities	$52	$9	$—	$61

December 31, 2025
Liabilities:
Deferred compensation liabilities	$42	$—	$—	$42
Cross-currency swap derivative contracts	—	9	—	9
Total Liabilities	$42	$9	$—	$51
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

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows:

	October 2, 2026		December 31, 2025
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt Obligations:
Short-term borrowings and current portion of long-term debt	$249	$249	$700	$706
Long-term debt	2,671	2,613	1,973	2,045
As of October 2, 2026 and December 31, 2025, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable, generally approximate their carrying amounts due to the short-term maturities of these instruments.
NOTE 9. FINANCING
As of October 2, 2026, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows:

($ in millions)	Outstanding Amount
Description and Aggregate Principal Amount	October 2, 2026	December 31, 2025
5.50% senior unsecured notes due 9/18/2026 ($700 million) (the "2026 Notes")	$—	$700
5.35% senior unsecured notes due 9/18/2028 ($700 million) (the "2028 Notes")	698	696
4.15% senior unsecured notes due 9/19/2031 (€500 million) (the "2031 Notes")	560	584
4.85% senior unsecured notes due 1/15/2032 ($725 million) (the “2032 Notes”)	719	—
5.45% senior unsecured notes due 9/18/2033 ($700 million) (the "2033 Notes")	694	693
U.S. dollar-denominated commercial paper	249	—
Total debt	2,920	2,673
Less: short-term borrowings and current portion of long-term debt	(249)	(700)
Long-term debt	$2,671	$1,973
Unamortized debt discounts and debt issuance costs totaled $18 million and $14 million as of October 2, 2026 and December 31, 2025, respectively. Debt discounts and issuance costs are presented as a reduction of debt in the Consolidated Condensed Balance Sheets and are amortized as a component of interest expense over the term of the related debt. Refer to Note 12 of the 2025 Annual Report on Form 10-K for a description of the Company’s debt financing.
Commercial Paper Program
The Company satisfies short-term liquidity needs not met through operating cash flow and available cash primarily through issuances of commercial paper under its commercial paper program. Credit support for the commercial paper program is provided by the Company's $1.5 billion unsecured revolving credit facility (the “Credit Facility”).
During the three months ended October 2, 2026, the Company issued $250 million of commercial paper at an interest rate of 4.30%. The Company recorded $1 million of debt discounts related to the issuance. As of October 2, 2026, the remaining maturity was approximately 31 days. The commercial paper was issued in order to fund the acquisition of Cleanwater1 during the fourth quarter of 2026; refer to Note 14 for additional information related to the Company’s acquisition of Cleanwater1.
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
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

From October 2, 2026 through December 31, 2026	$250
2027	—
2028	700
2029	—
2030	—
Thereafter	1,988
Long-Term Debt Repayments
On August 18, 2026, the Company repaid the $700 million aggregate principal amount of the 2026 Notes using available cash and proceeds from the issuance of the 2032 Notes.
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

The following table summarizes the notional values as of October 2, 2026 and October 3, 2025 and pretax impact of changes in the fair values of instruments designated as net investment hedges in accumulated OCI for the three and nine-month periods ended October 2, 2026 and October 3, 2025:

($ in millions)	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended October 2, 2026:
Net investment hedges:
Cross-currency contracts	$410	$2	$—
Foreign currency denominated debt	560	9	—
Total	$970	$11	$—

For the Three-Month Period Ended October 3, 2025:
Net investment hedges:
Cross-currency contracts	$410	$(10)	$—
Foreign currency denominated debt	583	2	—
Total	$993	$(8)	$—

For the Nine-Month Period Ended October 2, 2026:
Net investment hedges:
Cross-currency contracts	$410	$2	$—
Foreign currency denominated debt	560	25	—
Total	$970	$27	$—

For the Nine-Month Period Ended October 3, 2025:
Net investment hedges:
Cross-currency contracts	$410	$(10)	$—
Foreign currency denominated debt	583	(69)	—
Total	$993	$(79)	$—
Gains or losses related to the net investment hedges are classified as net investment hedges adjustments in the schedule of changes in OCI in Note 12, as these items are attributable to the Company’s hedge of its net investment in foreign operations.
The Company did not reclassify any other deferred gains or losses related to the net investment hedges from accumulated other comprehensive income (loss) to earnings during the three and nine-month periods ended October 2, 2026 and October 3, 2025. In addition, the Company did not have any ineffectiveness related to the net investment hedges during the three and nine-month periods ended October 2, 2026 and October 3, 2025, and should they arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows, except for cash flows from the periodic interest settlements on the cross-currency swaps which are reported as cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

The Company’s derivative instruments, as well as its nonderivative debt instrument designated and qualifying as a net investment hedge, were classified in the Company’s Consolidated Condensed Balance Sheets as follows:

($ in millions)	October 2, 2026	December 31, 2025
Derivative instruments
Derivative assets:
Other long-term assets	$2	$—

Derivative liabilities:
Other long-term liabilities	$9	$9

Nonderivative hedging instruments
Long-term debt	$560	$584
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
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of October 2, 2026 and December 31, 2025, the Company had accrued warranty liabilities of $27 million and $30 million, respectively.
NOTE 12. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Share Repurchase Program
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended), in privately negotiated transactions or by other methods, at the Company’s discretion. As of October 2, 2026, $227 million of the Company’s common stock repurchase authorization remained available under the Repurchase Program. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any shares repurchased under the Repurchase Program will be determined by members of the Company’s management based on its evaluation of market, business conditions, and other factors. Refer to Part II - Item 2 for additional information.
During the three and nine-month periods ended October 2, 2026, the Company repurchased approximately 1 million shares of its common stock for approximately $89 million and 6 million shares of its common stock for approximately $523 million, including related transaction costs, respectively, as part of the Repurchase Program. The Company’s common stock repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recorded as part of the cost basis of the shares acquired within repurchase of common stock in the Consolidated Condensed Statements of Stockholders' Equity. The excise tax is paid annually and will be recorded within payments for repurchase of common stock in the Consolidated Condensed Statements of Cash Flows.

Stock-Based Compensation
For a description of the stock-based compensation programs in which certain employees of the Company participate, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2025 included within the 2025 Annual Report on Form 10-K.
The Company’s stock-based compensation expense for the three-month periods ended October 2, 2026 and October 3, 2025 was $21 million in both periods. The Company’s stock-based compensation expense for the nine-month periods ended October 2, 2026 and October 3, 2025 was $61 million in both periods.
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of October 2, 2026, $50 million of total unrecognized compensation cost related to RSUs and PSUs is expected to be recognized over a weighted average period of approximately two years. As of October 2, 2026, $38 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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

The changes in accumulated other comprehensive income (loss) by component are summarized below:

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
For the Three-Month Period Ended October 2, 2026:
Balance, July 3, 2026	$(917)	$(36)	$(7)	$(960)
Other comprehensive income (loss):
Increase (decrease)	(35)	11	—	(24)
Income tax impact	—	(2)	—	(2)
Net other comprehensive income (loss), net of income taxes	(35)	9	—	(26)
Balance, October 2, 2026	$(952)	$(27)	$(7)	$(986)

For the Three-Month Period Ended October 3, 2025:
Balance, July 4, 2025	$(844)	$(42)	$(6)	$(892)
Other comprehensive income (loss):
Increase (decrease)	(34)	(8)	—	(42)
Income tax impact	—	2	—	2
Net other comprehensive income (loss), net of income taxes	(34)	(6)	—	(40)
Balance, October 3, 2025	$(878)	$(48)	$(6)	$(932)

($ in millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Pension and Postretirement Plan Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
For the Nine-Month Period Ended October 2, 2026:
Balance, December 31, 2025	$(858)	$(48)	$(7)	$(913)
Other comprehensive income (loss):
Increase (decrease)	(94)	27	—	(67)
Income tax impact	—	(6)	—	(6)
Net other comprehensive income (loss), net of income taxes	(94)	21	—	(73)
Balance, October 2, 2026	$(952)	$(27)	$(7)	$(986)

For the Nine-Month Period Ended October 3, 2025:
Balance, December 31, 2024	$(1,078)	$12	$(5)	$(1,071)
Other comprehensive income (loss):
Increase (decrease)	200	(79)	(1)	120
Income tax impact	—	19	—	19
Net other comprehensive income (loss), net of income taxes	200	(60)	(1)	139
Balance, October 3, 2025	$(878)	$(48)	$(6)	$(932)
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
The following table presents the components of restructuring and transformation-related expenses which are included in the Cost of sales and Selling, general and administrative expenses line items in the Consolidated Condensed Statements of Earnings:

	Three-Month Period Ended	Nine-Month Period Ended
($ in millions)	October 2, 2026	October 2, 2026
By component:
Severance and related benefit costs:
Water Quality	$6	$10
Product Quality & Innovation	16	38
Other	—	3
Total restructuring expense	$22	$51
The following table summarizes the activities related to the 2026 Cost Optimization Program, which are included in the Accrued expenses and other liabilities and Other long-term liabilities line items in the Consolidated Condensed Balance Sheets:

($ in millions)	Severance and related benefit costs	Asset related costs	Contract terminations	Total
Balance, December 31, 2025	$—	$—	$—	$—
Restructuring charges	51	—	—	51
Payments	(15)	—	—	(15)
Balance, October 2, 2026	$36	$—	$—	$36
NOTE 14. SUBSEQUENT EVENTS
Acquisition of Cleanwater1
On October 5, 2026, the Company completed the acquisition of Cleanwater1 for $465 million, subject to customary post-closing adjustments. The acquisition was funded through the issuance of commercial paper and available cash on hand. Cleanwater1 is a leading provider of on-site hypochlorite disinfection, solids management and odor control technologies with an installed base of approximately 25,000 units across municipal drinking water, wastewater and industrial applications. As a trusted industry leader with deep application expertise, Cleanwater1's technologies are essential to customers' daily water treatment operations, helping customers enhance operational efficiency, safety and regulatory compliance. Cleanwater1 will be integrated into the Water Quality segment.
The initial accounting for the Cleanwater1 acquisition is incomplete as a result of the timing of the acquisition. Accordingly, it is impracticable for the Company to make certain business combination disclosures in this report such as the estimated fair values of assets and liabilities acquired and the amount of goodwill.

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
•Overview;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Estimates.
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2025, included within the 2025 Annual Report on Form 10-K, and the unaudited financial statements and related Notes as of and for the three and nine-month periods ended October 2, 2026 included in this Quarterly Report on Form 10-Q (this “Report”).
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
•Our acquisition or divestiture of businesses, investments, or other strategic relationships could also negatively impact our business and financial statements.
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
Veralto operates through two segments – Water Quality (“WQ”) and Product Quality & Innovation (“PQI”). Our businesses within these segments have strong globally recognized brands as a result of our leadership in served markets over several decades. Our WQ segment provides innovative products and services that improve the quality and reliability of water with leading brands including Hach, Trojan Technologies and ChemTreat. Our PQI segment enables our customers to promote consumer trust in their products and help enable product innovation with leading brands including Videojet, Linx, Esko, X-Rite and Pantone. We believe our leading positions result from the strength of our commercial organizations, our legacy of innovation, and our close and long-term connectivity to our customers and knowledge of their workflows, underpinned by our culture of continuous improvement. This has resulted in a large installed base of instruments that drive ongoing consumables and software sales to support our customers. As a result, our business generates recurring sales which represented approximately 62% of total sales during the nine-month period ended October 2, 2026. Our business model also supports a strong margin profile with limited capital expenditure requirements and has generated attractive cash flows. We believe these attributes allow us to deliver financial performance that is resilient across economic cycles.
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

Business Performance
During the three-month period ended October 2, 2026, overall revenues increased 7.5% and core sales increased 5.1% compared to the comparable period in 2025, primarily driven by core sales growth in the Water Quality segment. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 0.1% and 2.3%, respectively, during the three-month period ended October 2, 2026 compared to the comparable period in 2025. For the nine-month period ended October 2, 2026, overall revenues increased 7.3% and core sales increased 3.8%, compared to the comparable period in 2025. Currency exchange rates and acquisitions, net of divestitures increased reported sales by 1.5% and 2.0%, respectively, during the nine-month period ended October 2, 2026 compared to the comparable period in 2025. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales during the three-month period ended October 2, 2026 in developed markets increased year-over-year by 8.3%, driven by increased sales of 9.9% in North America, 4.9% in Western Europe, and 6.9% in other developed markets. Sales in high-growth markets increased 5.3% year-over-year. For the same period, core sales in developed markets increased 6.2% driven by increased core sales of 7.6% in North America and 3.9% in Western Europe. Core sales in high-growth markets increased 1.6%, driven by a low-single digit increase in Latin America and double-digit increases in India, partially offset by a low-single digit decrease in China.
Geographically, the Company’s sales during the nine-month period ended October 2, 2026 in developed markets increased year-over-year by 8.4%, driven by increased sales of 8.3% in North America, 8.7% in Western Europe, and 8.0% in other developed markets. Sales in high-growth markets increased 4.1% year-over-year. For the same period, core sales in developed markets increased 5.2% driven by increased core sales of 6.4% in North America and 3.1% in Western Europe. Core sales in high-growth markets increased 0.4%, driven by mid-single digit increases in India and other Asian markets, partially offset by low-single digit decreases in Latin America and China.
The Company’s net earnings for the three and nine-month periods ended October 2, 2026 totaled $253 million and $748 million, respectively, compared to $239 million and $686 million, respectively, for the three and nine-month periods ended October 3, 2025. The increase in net earnings was primarily driven by increased sales resulting from positive pricing actions and higher volume along with the impact of acquisitions, partially offset by higher cost of sales and restructuring costs related to the 2026 Cost Optimization Program. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings for the three and nine-month periods ended October 2, 2026.
Outlook
Water Quality: we continue to expect sales growth led by positive secular growth drivers across municipal and industrial markets globally, disciplined commercial execution, and product innovation. Segment performance is expected to benefit from steady municipal demand driven by recurring revenue from a large installed base, while industrial demand is driven by regional end-market dynamics.
Product Quality & Innovation: we expect steady sequential sales, driven by steady demand from consumer packaged goods market globally and increasing adoption of digital workflow solutions. Performance is expected to be driven by steady recurring revenue from a large installed base, and new product offerings that help our customers convey the quality and safety of their products and build trust with consumers.
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
Acquisitions
On January 22, 2026, the Company completed the acquisition of In-Situ, Inc. (“In-Situ”) for a cash purchase price of approximately $426 million, net of cash acquired. In-Situ is a global leader in environmental water measurement and monitoring solutions with a leading portfolio of water quality sondes, water quality sensors and data management solutions that help customers monitor and measure the quality or quantity of surface and groundwater. In-Situ has been integrated into the Water Quality segment.

On April 7, 2026, the Company completed the acquisition of GlobalVision for a cash purchase price of approximately CAD $270 million ($195 million), net of cash acquired. GlobalVision leverages its core proprietary deterministic technology with AI-augmented functionality to help pharmaceutical and consumer-packaged goods customers accelerate their speed to market and meet critical quality and packaging compliance regulations, verifying that packaging content remains accurate and compliant at every critical hand-off. GlobalVision has been integrated into the Product Quality & Innovation segment.
On October 5, 2026, the Company completed the acquisition of Cleanwater1 for $465 million, subject to customary post-closing adjustments. Cleanwater1 is a leading provider of on-site hypochlorite disinfection, solids management and odor control technologies with an installed base of approximately 25,000 units across municipal drinking water, wastewater and industrial applications. As a trusted industry leader with deep application expertise, Cleanwater1's technologies are essential to customers' daily water treatment operations, helping customers enhance operational efficiency, safety and regulatory compliance. Cleanwater1 will be integrated into the Water Quality segment.
Refer to Note 2 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s acquisitions.
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
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales growth, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in the Company’s business and facilitating comparisons of the Company’s revenue performance with its performance in prior and future periods and to the Company’s peers. Management also uses core sales growth to measure the Company’s operating and financial performance and as one of the performance measures in the Company’s short-term incentive compensation program. The Company excludes the effect of currency translation from core sales because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period to period and between the Company and its peers, and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP. Investors are encouraged to review the reconciliation of each non-GAAP financial measure to its most directly comparable GAAP financial measure.

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine-Month Period Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	7.5%	7.3%
Impact of:
Acquisitions/divestitures	(2.3)%	(2.0)%
Currency exchange rates	(0.1)%	(1.5)%
Core sales growth (non-GAAP)	5.1%	3.8%
2026 Sales Compared to 2025
Total sales increased 7.5% and 7.3% during the three and nine-month periods ended October 2, 2026, respectively, compared to the comparable periods in 2025, primarily as a result of core sales growth driven by the factors discussed below by segment.
Currency exchange rates and acquisitions, net of divestitures, increased reported sales by 0.1% and 2.3%, respectively, during the three-month period ended October 2, 2026, compared to the comparable period in 2025. Currency exchange rates and acquisitions, net of divestitures, increased reported sales by 1.5% and 2.0%, respectively, during the nine-month period ended October 2, 2026, compared to the comparable period in 2025. Price increases contributed 2.3% and 2.4% to sales growth on a year-over-year basis during the three and nine-month periods ended October 2, 2026, respectively, and are reflected as a component of core sales growth above.
Business Segments
Sales by business segment for each of the periods indicated were as follows:

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Water Quality	$939	$856	$2,721	$2,475
Product Quality & Innovation	570	548	1,684	1,632
Total	$1,509	$1,404	$4,405	$4,107
For information regarding the Company’s sales by geographical region, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
Cost of Sales and Gross Profit

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Sales	$1,509	$1,404	$4,405	$4,107
Cost of sales	(601)	(560)	(1,741)	(1,636)
Gross profit	$908	$844	$2,664	$2,471
Gross profit margin	60.2%	60.1%	60.5%	60.2%
Cost of sales increased by $41 million, or 7.3%, and by $105 million, or 6.4%, on a year-over-year basis during the three and nine-month periods ended October 2, 2026, respectively, as compared to the comparable periods in 2025, driven primarily by higher year-over-year sales volumes and increased labor and material costs, partially offset by improved labor and overhead productivity, and recoveries of tariffs previously collected under the International Emergency Economic Powers Act (“IEEPA”). The Company recorded recoveries of IEEPA tariffs of $5 million and $21 million during the three and nine-month periods ended October 2, 2026, respectively.
Gross profit margins increased 10 basis points on a year-over-year basis during the three-month period ended October 2, 2026, as compared to the comparable period in 2025, driven by positive pricing actions, partially offset by incremental year-over-year labor and material costs. Gross profit margins increased 30 basis points on a year-over-year basis during the nine-month period ended October 2, 2026, as compared to the comparable period in

2025, driven by positive pricing actions and the net positive impact from the gross profit margin of recent acquisitions, partially offset by incremental year-over-year labor and material costs.
Operating Expenses

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Sales	$1,509	$1,404	$4,405	$4,107
Selling, general and administrative (“SG&A”) expenses	(541)	(451)	(1,503)	(1,312)
Research and development (“R&D”) expenses	(69)	(67)	(210)	(198)
SG&A as a % of sales	35.9%	32.1%	34.1%	31.9%
R&D as a % of sales	4.6%	4.8%	4.8%	4.8%
SG&A expenses as a percentage of sales increased 380 basis points and 220 basis points during the three and nine-month periods ended October 2, 2026, respectively, as compared to the comparable periods in 2025, driven primarily by restructuring costs related to the 2026 Cost Optimization Program, reduction of the tax indemnification related to the Separation from Danaher, incremental labor costs, and sales and marketing growth initiatives.
R&D expenses as a percentage of sales were essentially flat during the three and nine-month periods ended October 2, 2026 as compared to the comparable periods in 2025.
Operating Profit Performance
Operating profit margins were 19.7% for the three-month period ended October 2, 2026 as compared to 23.2% for the three-month period ended October 3, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Reduction of the tax indemnification related to the Separation from Danaher - 260 basis points
•Restructuring charges incurred related to the 2026 Cost Optimization Program - 150 basis points
•Costs incurred in the third quarter of 2026 related to certain strategic initiatives, including transaction costs incurred related to the 2026 acquisitions - 70 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 20 basis points
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the third quarter of 2025 related to certain strategic initiatives - 10 basis points
•Higher third quarter 2026 core sales, partially offset by incremental labor costs and sales and marketing growth initiatives - 140 basis points
Operating profit margins were 21.6% for the nine-month period ended October 2, 2026 as compared to 23.4% for the nine-month period ended October 3, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 120 basis points
•Reduction of the tax indemnification related to the Separation from Danaher - 90 basis points
•Costs incurred in 2026 related to certain strategic initiatives, including transaction costs incurred related to the 2026 acquisitions - 40 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 20 basis points

Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•Transaction costs incurred during the first three quarters of 2025 related to certain strategic initiatives - 10 basis points
•Higher 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs and sales and marketing growth initiatives - 80 basis points
WATER QUALITY
The Company’s Water Quality segment provides proprietary precision instrumentation, consumables, software, services and advanced water treatment technologies to help measure, analyze and treat the world’s water in municipal, industrial, commercial, residential, research and natural resource applications.
Water Quality Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Sales	$939	$856	$2,721	$2,475
Operating profit	226	222	664	631
Depreciation	6	7	21	20
Amortization of intangible assets	9	3	24	8
Operating profit as a % of sales	24.1%	25.9%	24.4%	25.5%
Depreciation as a % of sales	0.6%	0.8%	0.8%	0.8%
Amortization as a % of sales	1.0%	0.4%	0.9%	0.3%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine-Month Period Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	9.8%	10.0%
Impact of:
Acquisitions/divestitures	(3.0)%	(3.1)%
Currency exchange rates	(0.4)%	(1.6)%
Core sales growth (non-GAAP)	6.4%	5.3%
Total Water Quality segment sales increased 9.8% and 10.0% year-over-year during the three and nine-month periods ended October 2, 2026, respectively, as compared to the comparable periods in 2025, primarily as a result of core sales growth driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 11.3% and 10.0%, and Western Europe, which saw increases of 10.1% and 15.1% for the three and nine-month periods ended October 2, 2026, respectively, compared to the comparable periods in 2025. Sales in high-growth markets increased 5.2% and 5.4% during the three and nine-month periods ended October 2, 2026, respectively, compared to the comparable periods in 2025.
Price increases in the segment contributed 2.0% and 2.2% to sales growth on a year-over-year basis during the three and nine-month periods ended October 2, 2026, respectively, and are reflected as a component of the change in core sales growth.
Core sales in the Water Quality segment increased 6.4% and 5.3% year-over-year during the three and nine-month periods ended October 2, 2026, respectively. Geographically, core sales growth was driven by increases of 8.8% in North America and 7.3% in Western Europe during the three-month period ended October 2, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets decreased 1.1%, driven by low-single digit decreases in Latin America and high-single digit decreases in China. Geographically, core sales growth was driven by increases of 7.6% in North America and 7.0% in Western Europe during the nine-month period ended October 2, 2026, compared to the comparable period in 2025. For the same period, core sales in high-growth markets decreased 0.8%, driven by low-single digit decreases in Latin America and mid-single digit decreases in China, partially offset by low-single digit increases in India and other Asian markets.

The increase in core sales during the three and nine-month periods ended October 2, 2026 was driven by the chemical treatment solutions business and, to a lesser extent, the analytical instrumentation business and the ultraviolet water disinfection and filtration business. Core sales in the chemical treatment solutions business increased 11.6% and 8.9% year-over-year in the three and nine-month periods ended October 2, 2026, respectively, as a result of increased core sales across North America. Core sales in the analytical instrumentation business increased 4.0% and 3.2% year-over-year for the three and nine-month periods ended October 2, 2026, as a result of increased core sales across Europe and North America. Core sales in the ultraviolet water disinfection and filtration business increased 9.9% and 8.0% during the three and nine-month periods ended October 2, 2026, respectively, driven primarily by the municipal end-market.
Operating Profit Performance
Operating profit margins were 24.1% for the three-month period ended October 2, 2026 as compared to 25.9% for the three-month period ended October 3, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred in 2026 related to certain strategic initiatives, including transaction costs incurred related to the 2026 acquisitions - 110 basis points
•Restructuring charges related to the 2026 Cost Optimization Program - 60 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 50 basis points
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were favorably impacted by:
•Higher third quarter 2026 core sales, partially offset by incremental labor costs and sales and marketing growth initiatives - 40 basis points
Operating profit margins were 24.4% for the nine-month period ended October 2, 2026 as compared to 25.5% for the nine-month period ended October 3, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•Costs incurred in 2026 related to certain strategic initiatives, including transaction costs incurred related to the 2026 acquisitions - 50 basis points
•Restructuring charges related to the 2026 Cost Optimization Program - 40 basis points
•The net dilutive impact during 2026 of acquisitions and dispositions - 40 basis points
•Acquisition-related fair value adjustment to inventory related to the acquisition of In-Situ - 10 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•Higher 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs - 30 basis points
PRODUCT QUALITY & INNOVATION
The Company’s Product Quality & Innovation segment provides equipment, consumables, software and services for various marking and coding, traceability, printing, packaging design and quality management, packaging converting and color and appearance management applications for consumer-packaged goods and industrial products.

Product Quality & Innovation Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Sales	$570	$548	$1,684	$1,632
Operating profit	136	133	399	413
Depreciation	4	4	12	11
Amortization of intangible assets	8	6	23	19
Operating profit as a % of sales	23.9%	24.3%	23.7%	25.3%
Depreciation as a % of sales	0.7%	0.7%	0.7%	0.7%
Amortization as a % of sales	1.4%	1.1%	1.4%	1.2%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended October 2, 2026 vs. Comparable 2025 Period	% Change Nine-Month Period Ended October 2, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	3.9%	3.2%
Impact of:
Acquisitions/divestitures	(1.1)%	(0.4)%
Currency exchange rates	0.4%	(1.4)%
Core sales growth (non-GAAP)	3.2%	1.4%
Total Product Quality & Innovation segment sales increased 3.9% and 3.2% year-over-year during the three and nine-month periods ended October 2, 2026, respectively, primarily as a result of changes in core sales driven by the factors discussed below. Geographically, sales growth was driven by North America, which saw increases of 6.3% and 3.9%, and Western Europe, which was essentially flat during the three-month period ended October 2, 2026 and increased 2.9% during the nine-month period ended October 2, 2026, compared to the comparable periods in 2025. Sales in high-growth markets increased 5.4% and 2.7% during the three and nine-month periods ended October 2, 2026, respectively, compared to the comparable periods in 2025.
Price increases in the segment contributed 2.6% to sales growth on a year-over-year basis during both of the three and nine-month periods ended October 2, 2026, and are reflected as a component of the change in core sales described below.
Core sales in the Product Quality & Innovation segment increased 3.2% and 1.4% year-over-year during the three and nine-month periods ended October 2, 2026, respectively. Geographically, the change in core sales was driven by increases of 4.4% in North America and 0.6% in Western Europe during the three-month period ended October 2, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets increased 4.7%, driven by mid-single digit increases in China and Latin America. Geographically, the change in core sales was driven by an increase of 3.1% in North America, partially offset by a decrease of 0.6% in Western Europe during the nine-month period ended October 2, 2026 compared to the comparable period in 2025. For the same period, core sales in high-growth markets increased 1.6%, driven by mid-single digit increases in China.
From a product line perspective, core sales in the marking and coding business increased 3.0% and 2.9% year-over-year during the three and nine-month periods ended October 2, 2026, respectively. Core sales in the packaging and color solutions business increased 3.5% year-over-year during the three-month period ended October 2, 2026, due to positive pricing actions and higher year-over-year volume. Core sales in the packaging and color solutions business decreased 1.9% year-over-year during the nine-month period ended October 2, 2026, partly due to the impact of global macroeconomic conditions on certain product lines and original equipment manufacturing (“OEM”) customers.

Operating Profit Performance
Operating profit margins were 23.9% for the three-month period ended October 2, 2026 as compared to 24.3% for the three-month period ended October 3, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 280 basis points
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were favorably impacted by:
•Higher 2026 core sales, partially offset by incremental labor costs and sales and marketing growth initiatives - 240 basis points
Operating profit margins were 23.7% for the nine-month period ended October 2, 2026 as compared to 25.3% for the nine-month period ended October 3, 2025. The following factors impacted year-over-year operating profit margin comparisons:
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•Restructuring charges related to the 2026 Cost Optimization Program - 220 basis points
•Transaction costs incurred during 2026 related to the acquisition of GlobalVision - 30 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•The net impact in 2026 of acquisitions and dispositions - 10 basis points
•Higher 2026 core sales and recoveries of tariffs previously collected under IEEPA, partially offset by incremental labor costs and sales and marketing growth initiatives - 80 basis points
OTHER INCOME (EXPENSE), NET
Other income (expense), net included a pre-tax gain of $7 million from the step acquisition of our previously held minority ownership interest in In-Situ during the nine-month period ended October 2, 2026, and a loss on the disposition of a product line of $6 million, net of $1 million net periodic benefit costs, during the nine-month period ended October 3, 2025.
INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 9 to the accompanying Consolidated Condensed Financial Statements.
Net interest expense of $25 million and $76 million was recorded for the three and nine-month periods ended October 2, 2026, respectively, compared to net interest expense of $21 million and $76 million for the three and nine-month periods ended October 3, 2025, respectively, primarily arising from our outstanding indebtedness.
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

The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Effective tax rate	7.3%	21.9%	15.3%	22.0%
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate The Company operates globally, including in certain jurisdictions with higher statutory tax rates than the United States (“U.S.”). Therefore, based on earnings mix, the impact of operating in such jurisdictions may contribute to a higher effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended October 2, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the One Big Beautiful Bill Act (“OBBBA”), a net discrete benefit of $47 million related primarily to the impact of restructuring costs and a reduction of tax the indemnification related to the Separation from Danaher. The net discrete benefit decreased the effective tax rate by 17.1% for the three-month period ended October 2, 2026.
The effective tax rate for the nine-month period ended October 2, 2026 differs from the U.S. federal statutory rate of 21% principally due to the geographic mix of earnings described above, the favorable impact of tax law changes under the OBBBA, a net discrete benefit of $57 million related primarily to the impact of restructuring costs and a reduction of tax the indemnification related to the Separation from Danaher. The net discrete benefit decreased the effective tax rate by 6.5% for the nine-month period ended October 2, 2026.
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

COMPREHENSIVE INCOME
In 2026, comprehensive income increased $28 million for the three-month period ended October 2, 2026 as compared to the comparable period in 2025, primarily driven by higher net earnings and unrealized gain on net investment hedges, partially offset by losses from foreign currency translation adjustments during the three-month period ended October 2, 2026. Comprehensive income decreased $150 million for the nine-month period ended October 2, 2026 as compared to the comparable period in 2025, primarily driven by losses from foreign currency translation adjustments, partially offset by higher net earnings and unrealized gain on net investment hedges during the nine-month period ended October 2, 2026. The Company recorded foreign currency translation losses of $35 million and an unrealized gain on net investment hedge of $9 million for the three-month period ended October 2, 2026, compared to foreign currency translation losses of $34 million and an unrealized loss on net investment hedge of $6 million for the three-month period ended October 3, 2025. The foreign currency translation losses during both of the three-month periods ended October 2, 2026 and October 3, 2025 were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. The Company recorded foreign currency translation losses of $94 million and an unrealized gain on net investment hedges of $21 million for the nine-month period ended October 2, 2026, compared to foreign currency translation gains of $200 million and an unrealized loss on net investment hedge of $60 million for the nine-month period ended October 3, 2025. The foreign currency translation losses during the nine-month period ended October 2, 2026 were driven by the strengthening of the U.S. dollar against most major foreign currencies in the period. The foreign currency translation gains during the nine-month period ended October 3, 2025 were primarily driven by the weakening of the U.S. dollar against most major foreign currencies in the period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar.
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
During the second quarter of 2026, the Company completed an underwritten offering of $725 million aggregate principal amount of senior unsecured notes with a maturity date on January 15, 2032 (the “2032 Notes”). The net proceeds from the issuance have been and will be used for general corporate purposes, which may include, without limitation, refinancing of outstanding indebtedness, working capital, capital expenditures and satisfaction of other obligations. During the third quarter of 2026, the Company repaid the $700 million aggregate principal amount of senior unsecured notes due September 18, 2026 using available cash and proceeds from the 2032 Notes. During the third quarter of 2026, the Company issued $250 million of commercial paper in order to fund the acquisition of Cleanwater1 during the fourth quarter of 2026. Refer to Note 9 for additional information related to the Company’s long-term indebtedness and commercial paper program.
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity:

	Nine-Month Period Ended
($ in millions)	October 2, 2026	October 3, 2025
Net cash provided by operating activities	$845	$766

Cash paid for acquisitions, net of cash acquired	$(683)	$—
Payments for additions to property, plant and equipment	(43)	(43)
All other investing activities	(3)	(20)
Net cash used in investing activities	$(729)	$(63)

Payment of dividends	$(96)	$(82)
Proceeds from the issuance of common stock in connection with stock-based compensation	12	20
Net proceeds from borrowings (maturities longer than 90 days)	719	—
Net repayments of borrowings (maturities longer than 90 days)	(700)	—
Payments for repurchase of common stock	(523)	—
Net proceeds from commercial paper borrowings	249	—
All other financing activities	—	(15)
Net cash used in financing activities	$(339)	$(77)
•Operating cash flows increased $79 million, or 10%, during the nine-month period ended October 2, 2026 as compared to the comparable period in 2025, primarily driven by higher net earnings, partially offset by changes in net working capital.
•Net cash used in investing activities increased $666 million for the nine-month period ended October 2, 2026 as compared to the comparable period in 2025, primarily driven by cash paid for the acquisitions of In-Situ and GlobalVision during the nine-month period ended October 2, 2026.
•Net cash used in financing activities increased $262 million for the nine-month period ended October 2, 2026 as compared to the comparable period in 2025, primarily driven by net repayments of long-term debt and payments for share repurchases under the Company’s share repurchase program, partially offset by the net proceeds from the 2032 Notes and the issuance of commercial paper under the commercial paper program during the nine-month period ended October 2, 2026.
Share Repurchase Program
For information regarding the Company’s share repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.
Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended October 2, 2026 were $32 million.
In the third quarter of 2026, the Company declared a regular quarterly dividend of $0.13 per share of Company common stock payable on October 30, 2026 to holders of record as of September 30, 2026.
Cash and Cash Requirements
As of October 2, 2026, the Company held approximately $1.8 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $620 million was held within the United States and approximately $1,165 million was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
Repatriation of some cash held outside the United States may be restricted by local laws. In general, repatriation of cash to the United States can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. withholding taxes and U.S. state income taxes on such distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. However, the Company could make a distribution to the extent it has been previously taxed on such earnings in the United States. The potential tax implications of repatriating previously taxed earnings are driven by the facts at the time of distribution with the incremental cost to repatriate these earnings not expected to be material. As of October 2, 2026, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” within the 2025 Annual Report on Form 10-K. There were no material changes during the three-month period ended October 2, 2026 to this information as reported in the 2025 Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended October 2, 2026 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the 2025 Annual Report on Form 10-K, and as updated in the Company’s Form 10-Q for the period ended April 3, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 25, 2025, the Company announced that its Board of Directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $750 million of the Company’s common stock from time to time on the open market (including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), in privately negotiated transactions or by other methods, at the Company’s discretion. The program does not obligate the Company to acquire any particular amount of its common stock, has no expiration date, and will continue until otherwise suspended or terminated at any time for any reason. The timing and amount of any shares repurchased under the Repurchase Program will be determined by members of the Company’s management based on its evaluation of market, business conditions, and other factors.
The following table provides details about our share repurchases, including those pursuant to a Rule 10b5-1 plan, during the fiscal quarter ended October 2, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
July 4, 2026 - July 31, 2026	504,703	$92.14	504,703	$270
August 1, 2026 - August 28, 2026	206,746	96.74	206,746	250
August 29, 2026 - October 2, 2026	239,620	95.79	239,620	227
Total (1)	951,069	$94.08	951,069	$227
(1) Amounts exclude excise taxes and other transaction costs
ITEM 5. OTHER INFORMATION
None.

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

VERALTO CORPORATION

Date:	October 29, 2026	By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President and Chief Financial Officer

Date:	October 29, 2026	By:	/s/ Bernard M. Skeete
Bernard M. Skeete
Vice President and Chief Accounting Officer